Form 10QSB
period 2003-06-30
CONSCIOUS INTENTION INC
filed 2003-08-14
CIK 1170103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For        the transition period from ________ to ________

                          Commission File No. 333-86078

                               Conscious Intention, Inc.
            (Exact name of Registrant as specified in its charter)

                              -------------------

           Nevada                                               94-3409449
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 6620 Lake Washington Blvd. NE, Ste 301
             Seattle, WA                                        98033
 (Address of principal executive offices)                (Zip/Postal Code)


                                 (425) 822-3040
                               (Telephone Number)
                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ ] NO [X]

     There were 4,000,000 shares of the Company's Common Stock, par value $0.001, outstanding on August 1, 2003.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Financial Statements.................................................................   4

              Condensed Consolidated Balance Sheets.................................................  4
              Condensed Consolidated Statements Of Operations.......................................  5
              Condensed Consolidated Statements Of Cash Flows.......................................  6
              Notes To Condensed Consolidated Financial Statements..................................  7

Item 2        Plan of Operation....................................................................   8

Item 3        Controls and Procedures..............................................................  12

PART II       OTHER INFORMATION....................................................................  13

Item 1        Legal Proceedings....................................................................  13

Item 2        Changes in Securities................................................................  13

Item 3        Defaults upon Senior Securities......................................................  13

Item 4        Submission of Matters to a Vote of Security Holders..................................  13

Item 5        Other Information....................................................................  13

Item 6        Exhibits and Reports on Form 8-K.....................................................  13

Signature..........................................................................................  14


                          PART I FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

    . the anticipated market trends and uncertainties;

    . our expectations concerning the timely receipt of financing proceeds;

    . our expectations concerning our sales and marketing expenses;

    . the anticipated increases in our operating expenditures, including research and development, sales and marketing expenses and general and administrative expenses; and

    . the adequacy of our capital resources to fund our operations;


     These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-QSB.

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-QSB.

ITEM 1.  FINANCIAL STATEMENTS




                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprises)
                      CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                      June 30,                   December 31,
                                                                        2003                        2002
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash..........................................................      $       -                   $      13
  Receivable from related party.................................              -                       1,690
                                                                      ---------                   ---------
       Total current assets.....................................              -                       1,703

Deferred offering costs.........................................              -                      23,844
                                                                      ---------                   ---------
Total assets....................................................     $        -                   $  25,547
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  35,053                   $  30,553
  Note payable to related party.................................            520                           -
                                                                       ---------                   ---------
       Total current liabilities................................         35,573                      30,553
                                                                       ---------                   ---------

Stockholder's deficit:
  Common stock, $0.001 par value, 10,000,000 shares
  authorized, 4,000,000 shares issued and
  outstanding ..................................................          4,000                       4,000
Deficit accumulated during the development stage................        (39,573)                     (9,006)
                                                                       ---------                   ---------
       Total Stockholder's deficit                                      (35,573)                     (5,006)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit .............      $       -                   $  25,547
                                                                      =========                   =========


          The accompanying notes are an integral part of these condensed financial statements.

                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                           For the
                                                                                                                          Cumulative
                                                                                                                         Period From
                                                                                                                    October 12, 2001
                                                                                                                 (Date of inception)
                                      For the three months ended June 30,    For the six months ended June 30,               through
                                      -----------------------------------    ---------------------------------              June 30,
                                                2003                 2002             2003                2002                  2003
                                      -----------------------------------    ---------------------------------    ------------------

Revenue                                 $          -         $          -       $        -            $       -          $        -
General and administrative expenses          (25,343)                (590)         (30,597)              (2,781)            (39,603)
Interest income                                    -                    -               30                    -                  30
                                        ------------         ------------       ----------            ---------          -----------
Net Loss                                $    (25,343)        $       (590)      $  (30,567)           $  (2,781)         $  (39,573)
                                        ------------         ------------       ----------            ---------          -----------
Basic Loss Per Share                    $      (0.01)        $          -       $    (0.01)           $       -
                                        ------------         ------------       ----------            ---------
Weighted Average Number of Shares
Outstanding                                4,000,000            4,000,000        4,000,000            4,000,000
                                        ------------         ------------       ----------            ---------

                        The accompanying notes are an integral part of these condensed financial statements.

                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       .


                                                                                                                   For the
                                                                                                                Cumulative
                                                                                                               Period From
                                                                                                          October 12, 2001
                                                                                                        (Date of inception)
                                                                 For the six months ended June 30,                 through
                                                                 ---------------------------------                 June 30,
                                                                        2003                 2002                     2003
                                                                 ---------------------------------      -------------------
Cash Flows from Operating Activities
Net Loss                                                         $   (30,567)          $   (2,781)             $   (39,573)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Change in assets and liabilities:
    Deferred offering costs                                           23,844                    -                   23,844
    Accounts payable                                                   4,500                2,727                   11,209
                                                                 -----------           ----------               ----------
Net Cash Used In Operating Activities                                 (2,223)                 (54)                  (4,520)
                                                                 -----------           ----------               ----------
Cash Flows from Financing Activities
Increase in receivable from related party                                  -               (1,690)                  (1,690)
Proceeds from receivable from related party                            1,690                    -                    1,690
Proceeds from payable to related party                                   520                    -                    5,220
Payments on payable to related party                                       -                 (810)                  (4,700)
Proceeds from issuance of common stock                                     -                    -                    4,000
                                                                ------------           ----------               ----------
Net Cash Provided By (Used in) Financing
Activities                                                             2,210               (2,500)                   4,520
                                                                ------------           ----------               ----------
Net Increase (Decrease) In Cash                                          (13)              (2,554)                       -

Cash at Beginning of period                                               13                2,615                        -
                                                                ------------           ----------               ----------
Cash at End of period                                                      -                   61                        -
                                                                ------------           ----------

                  The accompanying notes are an integral part of these condensed financial statements.

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Registration Statement on Form SB-2, as amended and last filed with the Commission on May 14, 2003. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has not yet been able to execute its business plan. As a result, the Company has negative working capital, negative equity, and recurring operating losses and negative cash flows from operations since inception. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by any of the following: issue debt securities, issue equity securities, or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 -RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company advanced $1,690 to Turning Point NW, LLC, a company commonly controlled by the officer and director. The advance had an interest rate of 8% and was repaid in March 2003. During the six months ended June 30, 2003, the Company received a $520 advance from an officer of the Company. The advance is non-interest bearing and repayment terms have not been determined.

NOTE 3 - DEFERRED OFFERING COSTS

As of December 31, 2002, the Company had deferred direct and incremental costs associated with the planned offering of its common stock with an investor who is no longer available. The deferred costs were charged to operations as legal expense during the three months ended June 30, 2003 when it was determined that the contemplated investment was no longer available. The Company continues to seek alternatives to finance its business plan.

     The following information should be read in conjunction with the Company's Registration Statement on Form SB-2, as amended on May 14, 2003 with the Securities and Exchange Commission.

ITEM 2.   PLAN OF OPERATION


   The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements.


Overview

   We currently have no full-time employees, one part time employee, less than $1000 in cash, no customers, no completed product offering, no completed website and have not received any financing proceeds from our offering of common stock which we commenced on May 15, 2003.

   We have every expectation of securing $250,000 in gross proceeds or $225,000 in aggregate net proceeds from our offering of common stock. However, we do not currently have any subscribers for the offering and no assurance can be given that we will complete our offering or that we will secure any financing.

     Even though we are confident that an investor for the offering will be forthcoming, we have elected to recognize deferred offering costs of $23,844 in this quarter as we have not secured an investment to date. We have accelerated our planned expansion of our business concept from services primarily for executive coaches to services which also include the small business owners and professionals who are clients of such coaches. We believe that this accelerated expansion will assist us in our short and long term growth.

     Conscious Intention is a development stage company which desire to provide services to executive coaches, small business owners and professionals. Our initial plan had been to design services for executive coaches and then grow gradually to provide such services to other small business owners and professionals. In June, 2003, we began to expand our planned product offering accordingly.

     Executive coaching consists of rendering professional development advice, guidance, leadership, organizational development, communication and human resources advice to individual professionals, groups and organizations.

     Conscious Intention plans to offer support services to small businesses, executive coaches, and professionals which consist of:

o a series of texts and on-line materials providing aspiring small business owners, professionals and executive coaches with resources to assist in business productivity, marketing and revenue improvement;
o an on-line business, professional and coaching club which provides community, interaction and client referrals;
o a software product which helps business owners to manage their business and clients;
o other technology and internet based products which can improve small business productivity

    We intend to develop these texts, materials, communities, referral systems and software products ourselves, through the efforts of our Chief Executive Officer, Sylva Leduc, through materials that she has already prepared and via the use of consultants. These services will be offered to coaches directly through the Internet. We intend to charge a monthly or yearly subscription fee payable by business owners for unlimited use of the basic site resources. We intend to derive additional revenue by eventually adding premium services to our basic product offering. We plan to advertise our products at industry trade shows, in trade publications and on-line at various existing websites for small business owners, professionals and executive coaches.

     With respect to product and website development, we have identified $50,000 of proceeds of our offering which will be used for this purpose. We estimate that:

- $20,000 will be used for texts and on-line materials,
- $25,000 will be used for development of the on-line small business content,
- $5,000 for integration of the Client Compass product

     Texts and on-line materials are approximately 75% developed to date by our chief executive officer, Sylva Leduc. We believe that it will cost an additional $20,000 to complete our offering of texts and on-line materials. We intend to accomplish this by means of use of outside consultants and by the efforts of Sylva Leduc. We believe that these materials will be completed within 90 days of receipt of $20,000 for development. We have no present source for these funds other than the proceeds of the offering. It is our hope that the materials be completed no later than October 1, 2003.

     We have not yet begun work on our on-line small business content. We estimate that it will cost $250,000 to complete and will include within it all of the functional elements of our website, including the ability to secure membership transactions on-line, accept credit card payments and provide software products, services and materials for download over the Internet. Most of the elements that compose the website an on-line small business content are available from multiple third party providers. This item could be complete within 30 days of funds being available for this purpose. We have no present source for these funds other than the proceeds of the offering. It is our hope that the website and community be completed no later than October 1, 2003.

     We believe that we will be able to offer for sale or use on-line a software product which helps small businesses to manage their customers. Our chief executive officer, Sylva Leduc has already developed such a product which is currently being sold by Turning Point NW LLC under the trade name Client Compass. We do not believe that we will have to pay Ms. Leduc any upfront fees for the use of this product. We expect that we will spend about $5,000 on outside consultants to integrate the software into our website presence. It should take no more than 30 days from the time our website is completed to integrate the Client Compass software. We have not yet reached an understanding with Ms. Leduc regarding the terms and conditions of licensing Client Compass for use on our site. We believe that an arrangement with Ms. Leduc, or a similar provider of third party client management software will be achievable under which such a product would be sold by us on a revenue share basis, without the need for significant up front expenditures, except for the $5000 in technical integration. . We have no present source for these funds other than the proceeds of the offering. It is our hope that software product or a similar software product be available for sale on our website no later than October 1, 2003.

     With respect to sales and marketing, we have identified $100,000 of our offering which will be used for this purpose. We estimate that the annual marketing budget will be $85,000. Therefore, we would have approximately 14 months of this budget available if we received the full proceeds of the offering.

     Sales and marketing will be critical to the success of our business. Our business model relies heavily on our ability to cause executive coaches to visit our website and become subscribing members at a very low per subscriber acquisition cost. We intend to accomplish this goal through a combination of methods. We intend to hire a full-time sales and marketing director as soon as funding permits. We believe that we can obtain a suitable candidate for an annual salary of $50,000, without having to offer insurance or other benefits. We would need to support this individual with a marketing budget of approximately $35,000. This budget would be used for travel to and attendance at industry trade shows and for advertisements in trade publications and websites. We believe that this combination of efforts together with the efforts of our chief executive officer, Sylva Leduc, in approaching colleagues and leaders in the field of executive coaching will be sufficient to attract as paying subscribers, whom we intend to charge an average of $40 per month each for use of our website and materials. We intend to commence hiring the marketing director and beginning sales and marketing activities as soon as funds are available. We have no present source for these funds other than the proceeds of the offering.

     We believe it will take 3 months from the date of our obtaining financing for us to identify and hire such an individual. We believe it will take another 6 to 8 months for the sales and marketing efforts to yield paying subscribers. We hope to have hired this individual by October 1, 2003 and to have paying subscribers by January 2004. As we do not yet have a product, sales force or subscribers, it is difficult for us to project how many subscribers we might realize from these efforts.

     In the event that only a nominal amount of stock is sold during the offering and there are insufficient proceeds to accomplish our plan of operation as noted above, then we will seek alternative sources of funding, products, and customers, including: " Loans from our chief executive officer or other stockholders; " Credit from consultants, suppliers, vendors and advertisers; " A business combination with an organization that has financing and customers and would like to enter the field of executive coaching.

     We believe that we could successfully deploy a product offering on our website and begin to attract customers with $37,500 in additional cash. If we were able to spend an additional $10,000 on sales and marketing and $25,000 on the website and product, we believe that this less robust version of our product and limited marketing plan could allow us to commence operations. If we cannot raise at least $37,500, we believe that we could still produce a limited version of our product and attract some customers, but our plan in this case would be to rely on uncompensated labor from our chief executive officer and a low cost commercial web-hosting provider to maintain the limited product on the Internet. We would rely in this case on direct marketing by our chief executive officer for new customers.

     There can be no assurance that any of the above alternative strategies will achieve our intended goals. If we are unsuccessful in securing any resources by any of the above outlined means, then our organization will cease to be able to carry out any alternative plan of operation and we will cease operations, resulting in a total loss of investment for all shareholders.

Results of Operations

     Revenues were $0 during the six months ended June 30, 2003 and $0 during the six months ended June 30, 2002. Revenues were $0 during the three months ended June 30, 2003 and $0 during the three months ended June 30, 2002. As our product offering is not complete and we have not yet received any proceeds from our financing, we have not yet begun to have customers or revenue. We were able to commence our financing offering in May 2003 and anticipate that we will have our first revenues from operations during the three month period beginning October 1, 2003, but that we will not have any revenues from operations during the three month period beginning July 1, 2003.

     Currently Conscious Intention has no complete product offering, no revenue, no customers and we do not believe we will have such a product offering completed until October 2003. Conscious Intention anticipates that its future revenue will come from the direct sales efforts of chief executive officer Sylva Leduc until sufficient financing proceeds are received to hire a salesperson to assist in securing customers for Conscious Intention's planned offering of customer services to executive coaches, professionals and small businesses.

     Cost of revenue. Cost of revenues were $0 during the six months ended June 30, 2003 and $0 during the six months ended June 30, 2002. Cost of revenues were $0 for the periods ended June 30, 2003 and 2002 as we do not yet have a completed product for sale.



Operating Expenses

     Sales and marketing. Sales and marketing expenses were $0 during the six months ended June 30, 2003 and $0 during the six months ended June 30, 2002. Sales and marketing expenses were $0 during the three months ended June 30, 2003 and $0 during the three months ended June 30, 2002. We expect sales and marketing expenses to increase sharply to $50,000 by December 31, 2003, assuming that we receive sufficient proceeds from our offering to complete our product offering and to commence sales.

     General and administrative. General and administrative expenses were $30,597 during the six months ended June 30, 2003 and $2,781 during the six months ended June 30, 2002. General and administrative expenses were $25,343 during the three months ended June 30, 2003 and $590 during the three months ended June 30, 2002. General and administrative expenses increased during the six months ended June 30, 2003 as well as the three months ended June 30, 2003 as compared to the comparable fiscal 2002 periods due mainly to the recognition of expenses related to our planned offering. General and administrative expenses during the three months ended June 30, 2003 comprised mainly of recognition of $23,844 in deferred offering costs. We expect our general and administrative costs in the next fiscal quarter to be less than in the current quarter due to the extraordinary nature of the deferred offering expenses.


Financial Condition

     For the period ended June 30, 2003, Conscious Intention had a net loss of $25,343 while for the period ended June 30, 2002, the Company had a net loss of $590. Also, for the period ended June 30, 2003, the Company had a working capital deficit of $35,573 while for the period ended June 30, 2002, the Company had a working capital deficit of $28,850.

     Conscious Intention's current financial condition makes it difficult to commence product offering or derive revenue until proceeds from our offering are received. Although our chief executive officer is willing to continue product development and marketing without a salary until proceeds are received, we will not have the resources to begin our product offering until we receive such proceeds.


Liquidity and capital resources

     Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $2,223 and $54 respectively. As of June 30, 2003, we had $0 cash . Net cash used in operating activities for the six months ended June 30, 2003 was primarily the result of a net loss offset by an increase in accounts payable and a recognition of deferred offering costs. Net cash used in operating activities for the six months ended June 30, 2002 was primarily the result of a net loss offset by an increase in accounts payable.

     Net cash provided by financing activities was $2,210 for the six months ended June 30, 2003. Net cash used in financing activities was $2,500 for the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2003 was the result of proceeds from receivable from a related party and proceeds from payable to a related party. Financing activities for the six months ended June 30, 2002 were attributable to an increase in a receivable to a related party and payments on payable to a related party.

     As of June 30, 2003 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have exhausted all of our working capital. We will need to receive an infusion of capital from our chief executive officer or receive proceeds from our financing in order to continue operations.

     We need to secure additional cash as soon as possible. We will seek to obtain financing through our contemplated offering. If we are not successful, we may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

     Conscious Intention's short-term prospects are very good, provided that cash from the offering, from the chief executive officer, or another source, is received sufficient to complete our contemplated product offering. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without raising any additional cash or being approached by a strategic partner willing to finance further product development, Conscious Intention's short-term and long-term prospects for growth are minimal.

Cash requirements

     Presently, without additional cash, we will not be able to continue operations. We have exhausted all of our working capital. Our continued operation is therefore dependent upon our ability to secure additional cash. We need to raise additional funds as soon as practicable, through the sale of equity or debt securities in the company. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Conscious Intention. Other than the contemplated offering contained in our SB-2 filing, we have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include, our success in raising proceeds under our contemplated offering, our success in developing strategic partners for Conscious Intention, the market valuation of our competitors, the availability of investments generally for development stage start-up companies and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in Conscious Intention, though we have not received any indications of interest so far. Conscious Intention has identified acquaintances of our officers and directors who are interested in providing debt or equity financing for Conscious Intention. Conscious Intention has not reached any terms with such prospective investors in which such financing would be forthcoming.

Research and development

     We have a present intention to spend substantial resources on research or development over the next 12 months. We believe it is critical for us to complete at least the first phase of our planned product offering, which we believe we could do with an additional $50,000 in cash. Although this product offering would not be as robust as what we could offer were we to receive the full proceeds of the offering, we believe it would be sufficient to begin revenue development.


Plant and equipment

    We currently have an office in Kirkland, WA. We believe our currently available space should be sufficient for our needs for the next twelve months.

Employees

     We have no current plans to hire any additional employees, other than a sales and marketing person whom we would hire on a consultant/independent contractor basis. We believe our revenue and growth will be derived primarily through strategic partners, the efforts of our chief executive officer and a salesperson, should we be able to afford, identify and retain such an individual. If such growth materializes, we would need to increase our customer service capability in proportion to the amount of product sales supplied by our strategic partners or solicited by the company directly in direct sales.


ITEM 3.   Controls and Procedures


(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      99.2 - CERTIFICATION PURSUANT TO SECTION 302

     (b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the period.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Conscious Intention, Inc.

                                         /s/ Sylva Leduc
                                         -----------------------------
                                         Sylva Leduc
                                         Chief Executive Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

Dated:  August 14, 2003