Form 10QSB
period 2003-09-30
CONSCIOUS INTENTION INC
filed 2003-11-19
CIK 1170103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -------------------
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For        the transition period from ________ to ________

                          Commission File No. 333-86078

                               Conscious Intention, Inc.
            (Exact name of Registrant as specified in its charter)

                              -------------------

           Nevada                                               94-3409449
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 210 Mountain Park Blvd. SE Ste. F204
             Issaquah, WA                                      98027
 (Address of principal executive offices)                (Zip/Postal Code)


                                 (425) 881-0800
                               (Telephone Number)
                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     There were 4,010,000 shares of the Company's Common Stock, par value $0.001, outstanding on October 31, 2003.

================================================================================

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   3

Item 1        Condensed Financial Statements (Unaudited)...........................................   4

Item 2        Plan of Operation....................................................................   8

Item 3        Controls and Procedures..............................................................  14

PART II       OTHER INFORMATION....................................................................  14

Item 1        Legal Proceedings....................................................................  14

Item 2        Changes in Securities................................................................  14

Item 3        Defaults upon Senior Securities......................................................  14

Item 4        Submission of Matters to a Vote of Security Holders..................................  14

Item 5        Other Information....................................................................  14

Item 6        Exhibits and Reports on Form 8-K.....................................................  14

Signature..........................................................................................  15


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

ITEM 1.  FINANCIAL STATEMENTS




                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprises)
                      CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                     September 30,               December 31,
                                                                        2003                        2002
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash..........................................................      $       6                   $      13
  Receivable from related party.................................              -                       1,690
                                                                      ---------                   ---------
       Total current assets.....................................              6                       1,703

Deferred offering costs.........................................              -                      23,844
                                                                      ---------                   ---------
Total assets....................................................     $        6                   $  25,547
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  27,248                   $  30,553
  Note payable to related party.................................            620                           -
                                                                       ---------                   ---------
       Total current liabilities................................         27,868                      30,553
                                                                       ---------                   ---------

Stockholders' deficit:
  Common stock, $0.001 par value, 10,000,000 shares
  authorized, 4,010,000 and 4,000,000 shares issued and
  outstanding ..................................................          4,010                       4,000
Additional paid-in capital......................................          9,990                           -
Deficit accumulated during the development stage................        (41,862)                     (9,006)
                                                                       ---------                   ---------
       Total Stockholder's deficit                                      (27,862)                     (5,006)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit .............      $       6                   $  25,547
                                                                      =========                   =========


          The accompanying notes are an integral part of these condensed financial statements.

                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                           For the
                                                                                                                          Cumulative
                                                                                                                         Period From
                                                                                                                    October 12, 2001
                                          For the three months ended            For the nine months ended        (Date of inception)
                                                 September 30,                     ended September 30,                    through
                                      -----------------------------------    ---------------------------------         September 30,
                                                2003                 2002             2003                2002              2003
                                      -----------------------------------    ---------------------------------    ------------------

Revenue                                 $          -         $          -       $        -            $       -          $        -
General and administrative expenses           (2,289)              (2,409)         (32,886)              (5,190)            (41,892)
Interest income                                    -                    -               30                    -                  30
                                        ------------         ------------       ----------            ---------          -----------
Net Loss                                $     (2,289)        $     (2,409)      $  (32,856)           $  (5,190)         $  (41,862)
                                        ------------         ------------       ----------            ---------          -----------
Basic Loss Per Share                    $      (0.00)        $      (0.00)      $    (0.01)           $   (0.00)
                                        ------------         ------------       ----------            ---------
Weighted Average Number of Shares
Outstanding                                4,001,630            4,000,000        4,000,549            4,000,000
                                        ------------         ------------       ----------            ---------

                        The accompanying notes are an integral part of these condensed financial statements.

                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       .


                                                                                                                   For the
                                                                                                                Cumulative
                                                                                                               Period From
                                                                                                          October 12, 2001
                                                                   For the nine months ended            (Date of inception)
                                                                       September 30,                               through
                                                                 ---------------------------------           September 30,
                                                                        2003                 2002                     2003
                                                                 ---------------------------------      -------------------
Cash Flows from Operating Activities
Net Loss                                                         $   (32,856)          $   (5,190)             $   (41,862)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Change in assets and liabilities:
    Deferred offering costs                                           23,844                    -                   23,844
    Accounts payable                                                  (3,305)               5,112                    3,404
                                                                 -----------           ----------               ----------
Net Cash Used In Operating Activities                                (12,317)                 (78)                 (14,614)
                                                                 -----------           ----------               ----------
Cash Flows from Financing Activities
Increase in receivable from related party                                  -               (1,690)                  (1,690)
Proceeds from receivable from related party                            1,690                    -                    1,690
Proceeds from payable to related party                                   620                    -                    5,320
Payments on payable to related party                                       -                 (810)                  (4,700)
Proceeds from issuance of common stock                                10,000                    -                   14,000
                                                                ------------           ----------               ----------
Net Cash Provided By (Used in) Financing
Activities                                                            12,310               (2,500)                  14,620
                                                                ------------           ----------               ----------
Net Increase (Decrease) In Cash                                           (7)              (2,578)                       6

Cash at Beginning of period                                               13                2,615                        -
                                                                ------------           ----------               ----------
Cash at End of period                                                      6                   37                        6
                                                                ------------           ----------

Supplemental disclosure of noncash investing and financing activities:

The Company incurred $23,844 of deferred offering costs recorded as accounts payable during the period from October 12, 2001 (Date of Inception) through December 31, 2001.



                  The accompanying notes are an integral part of these condensed financial statements.

                           CONSCIOUS INTENTION, INC.
                       (A Development Stage Enterprises)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company advanced $1,690 to Turning Point NW, LLC, a company commonly controlled by the officer and director. The advance had an interest rate of 8% and was repaid in March 2003. During 2003, the Company received a $620 advance from an officer of the Company. The advance is non-interest bearing and repayment terms have not been determined.

NOTE 3 - Deferred Offering Costs

As of December 31, 2002, the Company had deferred direct and incremental costs associated with the planned offering of its common stock with an investor who is no longer available. The deferred costs were charged to operations as legal expense during 2003 when it was determined that the contemplated investment was no longer available. The Company continues to seek alternatives to finance its business plan.

NOTE 4 - COMMON STOCK

During September 2003, the Company issued 10,000 shares of common stock for $10,000 cash, or $1.00 per share, to third-party investors. There are no unstated rights or obligations associated with the sale of the stock. Proceeds from the sale were used to reduce accounts payable.

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

Even though we are confident that an investor for the offering will be forthcoming, we elected to recognize deferred offering costs of $23,844 as we have not secured an investment to date. We have accelerated our planned expansion of our business concept from services primarily for executive coaches to services which also include the small business owners and professionals who are clients of such coaches. We believe that this accelerated expansion will assist us in our short and long term growth.

Conscious Intention is a development stage company which desire to provide services to executive coaches, small business owners and professionals. Our initial plan had been to design services for executive coaches and then grow gradually to provide such services to other small business owners and professionals. In June 2003, we began to expand our planned product offering accordingly.

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

With respect to product and website development, we have identified $50,000 of proceeds of our offering which will be used for this purpose. We estimate that:

- $20,000 will be used for texts and on-line materials, - $25,000 will be used for development of the on-line small business content, - $5,000 for integration of the Client Compass product.

Texts and on-line materials are approximately 75% developed to date by our chief executive officer, Sylva Leduc. We believe that it will cost an additional $20,000 to complete our offering of texts and on-line materials. We intend to accomplish this by means of use of outside consultants and by the efforts of Sylva Leduc. We believe that these materials will be completed within 90 days of receipt of $20,000 for development. We have no present source for these funds other than the proceeds of the offering. It is our hope that the materials be completed no later than February 1, 2004.

We have not yet begun work on our on-line small business content. We estimate that it will cost $250,000 to complete and will include within it all of the functional elements of our website, including the ability to secure membership transactions on-line, accept credit card payments and provide software products, services and materials for download over the Internet. Most of the elements that compose the website an on-line small business content are available from multiple third party providers. This item could be complete within 30 days of funds being available for this purpose. We have no present source for these funds other than the proceeds of the offering. It is our hope that the website and community be completed no later than February 1, 2004.

We believe that we will be able to offer for sale or use on-line a software product which helps small businesses to manage their customers. Our chief executive officer, Sylva Leduc has already developed such a product, which is currently being sold by Turning Point NW LLC under the trade name Client Compass. We do not believe that we will have to pay Ms. Leduc any upfront fees for the use of this product. We expect that we will spend about $5,000 on outside consultants to integrate the software into our website presence. It should take no more than 30 days from the time our website is completed to integrate the Client Compass software. We have not yet reached an understanding with Ms. Leduc regarding the terms and conditions of licensing Client Compass for use on our site. We believe that an arrangement with Ms. Leduc, or a similar provider of third party client management software will be achievable under which such a product would be sold by us on a revenue share basis, without the need for significant up front expenditures, except for the $5000 in technical integration. We have no present source for these funds other than the proceeds of the offering. It is our hope that software product or a similar software product be available for sale on our website no later than February 1, 2004.

With respect to sales and marketing, we have identified $100,000 of our offering, which will be used for this purpose. We estimate that the annual marketing budget will be $85,000. Therefore, we would have approximately 14 months of this budget available if we received the full proceeds of the offering.

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

We believe it will take 3 months from the date of our obtaining financing for us to identify and hire such an individual. We believe it will take another 6 to 8 months for the sales and marketing efforts to yield paying subscribers. We hope to have hired this individual by February 1, 2004 and to have paying subscribers by May 2004. As we do not yet have a product, sales force or subscribers, it is difficult for us to project how many subscribers we might realize from these efforts.

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

We have no revenues to date. As our product offering is not complete and we have not yet received any proceeds from our financing, we have not yet begun to have customers or revenue. We were able to commence our financing offering in May 2003 and anticipate that we will have our first revenues from operations during the three month period beginning February 1, 2004, but that we will not have any revenues from operations during the three month period beginning October 1, 2003.

Currently Conscious Intention has no complete product offering, no revenue, no customers and we do not believe we will have such a product offering completed until February 2004. Conscious Intention anticipates that its future revenue will come from the direct sales efforts of chief executive officer Sylva Leduc until sufficient financing proceeds are received to hire a salesperson to assist in securing customers for Conscious Intention's planned offering of customer services to executive coaches, professionals and small businesses.

Sales and marketing. We expect sales and marketing expenses to increase sharply to $50,000 by April 30, 2004, assuming that we receive sufficient proceeds from our offering to complete our product offering and to commence sales.

General and administrative. General and administrative expenses were $32,886 during the nine months ended September 30, 2003 and $5,190 during the nine months ended September 30, 2002. General and administrative expenses were $2,289 during the three months ended September 30, 2003 and $2,409 during the three months ended September 30, 2002. General and administrative expenses increased during the nine months ended September 30, 2003 as compared to the comparable fiscal 2002 period due mainly to the recognition of expenses related to our planned offering. However, general and administrative expenses decreased during the three months ended September 30, 2003 as compared to the comparable fiscal 2002 period. General and administrative expenses during the three months ended September 30, 2003 was comprised mainly of accounting expenses.



Financial Condition

For the nine months ended September 30, 2003, Conscious Intention had a net loss of $32,856 while for the nine months ended September 30, 2002, the Company had a net loss of $5,190. Also, for the period ended September 30, 2003, the Company had a working capital deficit of $27,862 while for the period ended September 30, 2002, the Company had a working capital deficit of $28,826.

Conscious Intention's current financial condition makes it difficult to commence product offering or derive revenue until proceeds from our offering are received. Although our chief executive officer is willing to continue product development and marketing without a salary until proceeds are received, we will not have the resources to begin our product offering until we receive such proceeds.

Liquidity and capital resources

Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $12,317 and $78 respectively. As of September 30, 2003, we had $6 cash . Net cash used in operating activities for the nine months ended September 30, 2003 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs. Net cash used in operating activities for the nine months ended September 30, 2002 was primarily the result of a net loss offset by an increase in accounts payable.

Net cash provided by financing activities was $12,310 for the nine months ended September 30, 2003. Net cash used in financing activities was $2,500 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 was the result of proceeds from receivable from a related party, proceeds from payable to a related party, and proceeds from the sale of common stock. Financing activities for the nine months ended September 30, 2002 were attributable to an increase in a receivable to a related party and payments on payable to a related party.

As of September 30, 2003 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Plant and equipment

We currently have an office in Bellevue, Washington. We believe our currently available space should be sufficient for our needs for the next twelve months.

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

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

      99.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      99.2 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Dated:  November 19, 2003