Form 10KSB
period 2003-12-31
CONSCIOUS INTENTION INC
filed 2004-04-14
CIK 1170103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to_____


                          Commission File No. 000-50366


                            Conscious Intention, Inc.

           (Name of Small Business Issuer as specified in its charter)



        Nevada                                         94-3409449
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


     210 Mountain Park Blvd. SW
          Suite F204
         Issaquah, WA                                      98027
(Address of principal executive offices)                (Zip Code)



                                 (425) 557-6622
                               (Telephone Number)


        Securities to be registered under Section 12(b) of the Act: None

                       Securities registered under Section
                               12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: $14,000 based on the price at which the stock was sold.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,020,000 common stock shares, par value $0.001, as of December 31, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE
NONE

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................................  4
--------------------------

                                     PART I
ITEM 1.       DESCRIPTION OF BUSINESS....................................  4

ITEM 2.       DESCRIPTION OF PROPERTY....................................  7

ITEM 3.       LEGAL PROCEEDINGS..........................................  7

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF

              SECURITY HOLDERS...........................................  7


                                    PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED

              STOCKHOLDER MATTERS........................................  7

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR

              PLAN OF OPERATION..........................................  8

ITEM 7.       FINANCIAL STATEMENTS....................................... 13

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 22


ITEM 8A.      CONTROLS AND PROCEDURES.................................... 22

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH

              SECTION 16(a)OF THE EXCHANGE ACT........................... 22

ITEM 10.      EXECUTIVE COMPENSATION..................................... 23


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

              OWNERS AND MANAGEMENT...................................... 24


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED

              TRANSACTIONS............................................... 25

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K........................... 25

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 25

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

Conscious Intention, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 14, 2003 on Form SB-2/A.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

    Conscious Intention is a development stage executive coaching support company. Executive coaching consists of rendering professional development advice, guidance, leadership, organizational development, communication and human resources advice to individual professionals, groups and organizations. Conscious Intention plans to offer support services to executive coaches which consist of:

o a series of texts and on-line materials providing aspiring executive coaches with resources to open their own coaching business;
o an on-line coaching club which provides community, interaction and client referrals for coaches; and
o a software product which helps coaches to manage their practice and clients.

    We intend to develop these texts, materials, communities, referral systems and software products ourselves, through the efforts of our Chief Executive Officer, Sylva Leduc, through materials that she has already prepared and via the use of consultants. These services will be offered to coaches directly through the Internet. We intend to charge a monthly or yearly subscription fee payable by coaches for unlimited use of the basic site resources. We intend to derive additional revenue by eventually adding premium services to our basic product offering. We plan to advertise our products at industry trade shows, in trade publications and on-line at various existing websites for executive coaches.

History and form of organization

    Conscious Intention, Inc. is a development stage Nevada corporation formed on October 12, 2001 for the purpose of developing and commercializing on-line products and support systems for executive coaches. To date, the product offering remains incomplete, the website is not yet operational and we have no customers.

Conscious Intention's principal products and services

    Conscious Intention is not currently providing any products or services. Conscious Intention plans to offer support services to executive coaches which consist of:

o a series of texts and on-line materials providing aspiring executive coaches with resources to open their own coaching business;
o an on-line coaching club which provides community, interaction and client referrals for coaches; and
o a software product which helps coaches to manage their practice and clients.


     Conscious Intention intends to price all of its basic product offering on a monthly or yearly subscription basis to executive coaches worldwide, though no product offering is contemplated outside of the English language. We have not yet determined how much we will charge for this monthly or yearly subscription service. We intend to offer additional, premium services to our subscribers on a fee-for-services basis, but have not yet determined the nature of such services, how specifically they might be priced or how they might be provided.

Distribution and marketing methods

    Presently, Conscious Intention has no salespeople or distributors of its products. We intend that our Chief Executive Officer, Sylva Leduc, will use her network of professional and business contacts in the field of executive coaching to reach our first subscribers through a direct email and telephone campaign. We intend to distribute the services themselves exclusively by means of our website, www.consciousintention.com. We intend to market our product via industry trade shows, in trade publications and on-line at various existing websites for executive coaches.

Status of products and services


    Currently, we have not done any development on the Conscious Intention website itself. We anticipate that 75% of the materials that will be offered for viewing on the site has already been created by Ms. Leduc in the course of her experience in executive coaching. We anticipate that the rest will be completed by the time the website should launch, in June 2004. We intend to have most of the technological and hosting aspects of the site developed by consultants. While no final software product for use on the site has been identified, Ms. Leduc owns a product that would be suitable for the purpose, though she has not decided under what terms or conditions she would license it to Conscious Intention. If Ms. Leduc does not license her product to us, we estimate a suitable replacement product can be purchased for between $25,000 and $50,000. The architecture of the coaching club and client referral network for coaches has been developed by Ms. Leduc and awaits technical implementation on the website.


Business Combination


We are actively evaluating opportunities for growth through a business combination. There can be no assurance that, even if we desired such a business combination, it would be available under suitable terms and conditions.


Revenues


Conscious Intention has derived no revenue to date. It is contemplated that the earliest revenues would be derived in June of 2004, when the site launches.


Competitive conditions, competitive position and methods of competition

The executive coaching support services market in which we compete is relatively new and our services are highly specialized. Intense competition exists for our service offerings. The number of companies with which we compete is estimated in the hundreds and expanding. We expect competition with our services to increase over time as the market for our services grows. Competition may also increase as a result of industry consolidation.

Our chief competition comes from large executive placement firms which offer coaching and support services, such as:

o        Korn/Ferry Executive Coaching offered by Korn/Ferry
o        Coachville.com operated by Thomas Leonard
o        Ccui.com operated by Corporate Coach U International
o        Personalcoaching.com operated by Franklin Covey
o        Executivecochcollege.com operated by the College of Executive Coaching

These companies tend to compete for clients by sales of services to existing clients, via word of mouth referrals, advertising, trade show presence and seminars. Our main method of competition is through product differentiation based on style, philosophical orientation, the culture of our offerings and the group dynamic of our customers who participate in our club, on-line forum and referral network. We intend to distinguish our service offering by appealing to the sole practitioner executive coach, specifically the human resource or high level executive or therapist without significant experience in executive coaching and to the well-established practitioner interested in mentoring with, affiliating with and encouraging new entrants to the profession. The philosophical orientation of our services and therefore, we hope, the culture that will surround on-line discussions and referrals on our site, will be one that is proactive, action centered, focused on primarily on enabling rapid improvement in clients toward reaching their own lifestyle goals. This orientation will be reflected in the on-line materials that we offer on the site and in the focus and direction of the on-line software product, which is a practice management tool that helps coaches to track clients, progress and focus on delivering and measuring value.

We believe that our competitive position is that of vulnerable, new entrant and that the success of our service offering will be largely dependent on our ability to find new executive coaches who are not currently affiliated with an on-line coaching club or coaching support group or who are dissatisfied with their current support group or who are looking for a user-friendly, proactive, results oriented introduction to executive coaching and developing an executive coaching practice.

To the extent that we do eventually offer premium, fee-for-services offerings in addition to our basic subscription product, competition for those services will depend greatly on the nature of those services and the prices that we desire to charge for them. There is stiff on-line competition for the provision of testing and assessment services over the Internet, though offering these services as a convenience for our subscribers may be one method of competition. Another would be to develop a battery of particular industry specific assessment tools, such as coaching assessments for the software professional, accounting professional, legal professional, medical professional, etc. There is less competition in this assessment area than in the general field of on-line assessments.

Dependence on one customer

While we currently have no customers, we do not contemplate a dependence on one customer or one referral source for clients. We intend to utilize a wide variety of mechanisms for securing customers and intend to have a diverse customer base.

Research and development

We have not spent any money on research and development to date. We anticipate that we will spend $50,000 on the development of our website, coaching materials and software product offering. Much of the service offering development will be undertaken by Sylva Leduc, our chief executive officer, without additional compensation.

Proprietary rights and licensing

We rely primarily on a combination of copyrights, licenses, trade secret laws and restrictions on disclosure to protect our intellectual property and proprietary rights. We intend to enter into confidentiality agreements with our future employees and consultants, and to generally control access to and distribution of our internal documentation and other proprietary information. We intend to offer our on-line assessments, materials and software product subject to industry standard end user license agreements designed to protect our rights to our products. Although the contents of our website and products to be built and as constructed to date have been developed by chief executive officer Sylva Leduc, all right, title and interest in those products belong to the Company.

Regulatory environment

There are two aspects of our business which face significant governmental regulation or are likely to face such regulation: our services offering via the Internet through our website and regulations which effect executive coaching generally.

Within the United States, the legal landscape for Internet privacy is new and rapidly evolving. Collectors and users of consumer information over the internet face potential tort liability for public disclosure of private information; and liability under federal and state fair trade acts when information sharing practices do not mirror stated privacy policies. Due to the increasing popularity and use of the internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state and local levels relating to the internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Further, the growth and development of the market for activity on the internet may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the internet, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

Executive coaching is a relatively new field that has not yet been subject to extensive regulation, but exists in a constantly changing regulatory landscape. States and local governmental authorities will often develop new licensing and regulatory schema to address emerging professional fields or will redefine existing licensing and regulatory categories to include new professional fields. As we do not intend to provide coaching services directly, but instead to provide support services to executive coaches, regulation of the executive coaching field itself could effect our service offering in the sense that any materials we supply to coaches for use in their practice would need to conform to applicable law. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to executive coaching could harm our business.

Employees and consultants


As of March 1, 2004, we had 1 part-time employee. We do not have any written employment agreement with our employee. We believe that our relationship with our employee is good. No amounts are due to our employee, now or in the future, for services already provided.


ITEM 2. DESCRIPTION OF PROPERTY.

We are currently hosted out of the residence of our chief executive officer in Issaquah, Washington. We believe that these existing facilities are adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our common stock at present and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for our securities and management does not intend to initiate any discussions. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

As of December 31, 2003 there are:

o no options outstanding to purchase shares of our common stock;
o no options to purchase our common stock that are authorized and available for grant;
o no shares that are currently eligible for sale under Rule 144;
o 29 holders of record of our shares of common stock;
o no dividends that have been paid on our common stock to date; and
o no plans to pay dividends on our common stock in the foreseeable future.


     The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result, if trading in our common stock is determined to be subject to the above rules, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Where you can find additional information

For further information with respect to us and our common stock, we refer you to the registration statement and the exhibits and schedule that were filed with our registration statement SB-2/A, filed on May 14, 2003.

In addition, in accordance with the requirements of the Securities Exchange Act of 1934, we file periodic reports and other information with the Securities and Exchange Commission. These periodic reports and other information will be available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above, at www.sec.gov.


You may read and copy all materials, which we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also visit our website for further information at www.consciousintention.com, though such site is not currently operational, we anticipate that it will be by June 2004.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

Overview


We currently have no full-time employees, one part time employee, less than $100 in cash, no customers, no completed product offering, no completed website and have not received any financing proceeds from our offering of common stock which we commenced on May 15, 2003.



In September 2003 we issued registered common stock for $.50 per share to four investors. We received $10,000 in gross proceeds. 10,000 shares were issued, and 10,000 shares have been paid for but not yet issued. The proceeds received were used to pay outstanding offering costs.



Conscious Intention is a development stage company, which desires to provide services to executive coaches, small business owners and professionals. Our initial plan had been to design services for executive coaches and then grow gradually to provide such services to other small business owners and professionals. In June 2003, we began to expand our planned product offering accordingly.


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

o other technology and internet based products which can improve small business productivity.



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


We have not yet begun work on our on-line small business content. We estimate that it will cost $250,000 to complete and will include within it all of the functional elements of our website, including the ability to secure membership transactions on-line, accept credit card payments and provide software products, services and materials for download over the Internet. Most of the elements that compose the website an on-line small business content are available from multiple third party providers. This item could be complete within 30 days of funds being available for this purpose. We have no present source for these funds. It is our hope that the website and community be completed no later than June of 2004.

We believe that we will be able to offer for sale or use on-line a software product that helps small businesses to manage their customers. Our chief executive officer, Sylva Leduc has already developed such a product, which is currently being sold by Turning Point NW LLC under the trade name Client Compass. We do not believe that we will have to pay Ms. Leduc any upfront fees for the use of this product. We expect that we will spend about $5,000 on outside consultants to integrate the software into our website presence. It should take no more than 30 days from the time our website is completed to integrate the Client Compass software. We have not yet reached an understanding with Ms. Leduc regarding the terms and conditions of licensing Client Compass for use on our site. We believe that an arrangement with Ms. Leduc, or a similar provider of third party client management software will be achievable under which such a product would be sold by us on a revenue share basis, without the need for significant up front expenditures, except for the $5,000 in technical integration. We have no present source for these funds. It is our hope that software product or a similar software product be available for sale on our website no later than June of 2004.

Sales and marketing will be critical to the success of our business. Our business model relies heavily on our ability to cause executive coaches to visit our website and become subscribing members at a very low per subscriber acquisition cost. We intend to accomplish this goal through a combination of methods. We intend to hire a full-time sales and marketing director as soon as funding permits. We believe that we can obtain a suitable candidate for an annual salary of $50,000, without having to offer insurance or other benefits. We would need to support this individual with a marketing budget of approximately $35,000. This budget would be used for travel to and attendance at industry trade shows and for advertisements in trade publications and websites. We believe that this combination of efforts together with the efforts of our chief executive officer, Sylva Leduc, in approaching colleagues and leaders in the field of executive coaching will be sufficient to attract as paying subscribers, whom we intend to charge an average of $40 per month each for use of our website and materials. We intend to commence hiring the marketing director and beginning sales and marketing activities as soon as funds are available. We have no present source for these funds.


We believe it will take 3 months from the date of our obtaining funding for us to identify and hire such an individual. We believe it will take another 3 to 8 months for the sales and marketing efforts to yield paying subscribers. We hope to have hired this individual by June 1, 2004 and to have paying subscribers by September of 2004. As we do not yet have a product, sales force or subscribers, it is difficult for us to project how many subscribers we might realize from these efforts.


In order to fund our operations as currently contemplated, we will seek alternative sources of funding, products, and customers, including: loans from our chief executive officer or other stockholders; credit from consultants, suppliers, vendors and advertisers; and a business combination with an organization that has financing and customers and would like to enter the field of executive coaching.


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


We have no revenues to date. Our product offering is not complete and we have not yet begun to have customers or revenue. We do not anticipate having revenues until at least June 2004,

Currently Conscious Intention has no complete product offering, no revenue, no customers and we do not believe we will have such a product offering completed until June of 2004. Conscious Intention anticipates that its future revenue will come from the direct sales efforts of chief executive officer Sylva Leduc until sufficient money is available to hire a salesperson to assist in securing customers for Conscious Intention's planned offering of customer services to executive coaches, professionals and small businesses.


Sales and marketing. We expect sales and marketing expenses to increase sharply to $50,000 by September of 2004, assuming that we receive sufficient funding to complete our product offering and to commence sales.


General and administrative. General and administrative expenses were $34,470 during the year ended December 31, 2003 and $5,214 during the year ended December 31, 2002. General and administrative expenses increased during the year ended December 31, 2003 as compared to the comparable fiscal 2002 period due mainly to the recognition of expenses related to our planned offering.





Financial Condition



For the year ended December 31, 2003, Conscious Intention had a net loss of $34,440 while for the year ended December 31, 2002, the Company had a net loss of $5,214. Also, for the period ended December 31, 2003, the Company had a working capital deficit of $29,446 while for the period ended December 31, 2002, the Company had a working capital deficit of $28,850.

Conscious Intention's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue product development and marketing without a salary until additional funding is received, we will not have the resources to begin our product offering until we receive such proceeds.


Liquidity and capital resources


Net cash used in operating activities for the year ended December 31, 2003 and 2002 was $12,425 and $102 respectively. As of December 31, 2003, we had $88 cash. Net cash used in operating activities for the year ended December 31, 2003 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs. Net cash used in operating activities for the year ended December 31, 2002 was primarily the result of a net loss offset by an increase in accounts payable.


Net cash provided by financing activities was $12,500 for the year ended December 31, 2003. Net cash used in financing activities was $2,500 for the year ended December 31, 2002. Net cash provided by financing activities for the year ended December 31, 2003 was the result of proceeds from receivable from a related party, proceeds from payable to a related party, and proceeds from the sale of common stock. Financing activities for the year ended December 31, 2002 were attributable to an increase in a receivable to a related party and payments on payable to a related party.


As of December 31, 2003 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.


We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have exhausted all of our working capital. We will need to receive an infusion of capital from our chief executive officer or receive funding from another source in order to continue operations.

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

Conscious Intention's short-term prospects are challenging considering our lack of financial resources. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without raising any additional cash or being approached by a strategic partner willing to finance further product development, Conscious Intention's short-term and long-term prospects for growth are minimal.



Cash requirements



Presently, without additional cash, we will not be able to continue operations. We have exhausted all of our working capital. Our continued operation is therefore dependent upon our ability to secure additional cash. We need to raise additional funds as soon as practicable, through the sale of equity or debt securities in the company. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Conscious Intention. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include: our success in developing strategic partners for Conscious Intention, the market valuation of our competitors, the availability of investments generally for development stage start-up companies, and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in Conscious Intention, though we have not received any indications of interest so far. Conscious Intention has identified acquaintances of our officers and directors who are interested in providing debt or equity financing for Conscious Intention. Conscious Intention has not reached any terms with such prospective investors in which such financing would be forthcoming.


Research and development


We have a present intention to spend substantial resources on research or development over the next 12 months. We believe it is critical for us to complete at least the first phase of our planned product offering, which we believe we could do with an additional $50,000 in cash. Although this product offering would not be as robust as what we could offer were we to receive the full funding, we believe it would be sufficient to begin revenue development.



Plant and equipment


We currently have an office in Issaquah, Washington. We believe our currently available space should be sufficient for our needs for the next twelve months.


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

ITEM 7. FINANCIAL STATEMENTS.





                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)










               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS









                           December 31, 2003 and 2002






                           HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                           F-1

Financial Statements:

     Balance Sheets - December 31, 2003 and 2002                             F-2

     Statements of Operations for the Years Ended December 31, 2003 and 2002
       and for the Period from October 12, 2001 (Date of Inception)
       through December 31, 2003                                             F-3

     Statements of Stockholders' Equity (Deficit) for the Period from
       October 12, 2001 (Date of Inception) through December 31, 2001
       and for the Years Ended December 31, 2002 and 2003                    F-4

     Statements of Cash Flows for the Years Ended December 31, 2002 and 2002
       for the Period from October 12, 2001 (Date of Inception)
       through December 31, 2003                                             F-5

Notes to Financial Statements                                                F-6

             HANSEN, BARNETT & MAXWELL
             A Professional Corporation
            CERTIFIED PUBLIC ACCOUNTANTS
              5 Triad Center, Suite 750
            Salt Lake City, UT 84180-1128
                Phone: (801) 532-2200
                 Fax: (801) 532-7944
                   www.hbmcpas.com





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Conscious Intention, Inc.


We have audited the accompanying balance sheets of Conscious Intention, Inc. (a development stage enterprise) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the cumulative period from October 12, 2001 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conscious Intention, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the cumulative period from October 12, 2001 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's lack of operating history, capital deficit, operating loss and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 27, 2004


                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprises)
                                 BALANCE SHEETS

                                                                     December 31,                December 31,
                                                                        2003                        2002
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash..........................................................      $      88                   $      13
  Receivable from related party.................................              -                       1,690
                                                                      ---------                   ---------
       Total current assets.....................................             88                       1,703

Deferred offering costs.........................................              -                      23,844
                                                                      ---------                   ---------
Total assets....................................................     $       88                   $  25,547
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  28,724                   $  30,553
  Note payable to related party.................................            810                           -
                                                                       ---------                   ---------
       Total current liabilities................................         29,534                      30,553
                                                                       ---------                   ---------

Stockholders' deficit:
  Common stock, $0.001 par value, 10,000,000 shares
  authorized, 4,020,000 and 4,000,000 shares issued and
  outstanding ..................................................          4,020                       4,000
Additional paid-in capital......................................          9,980                           -
Deficit accumulated during the development stage................        (43,446)                     (9,006)
                                                                       ---------                   ---------
       Total Stockholder's deficit                                      (29,446)                     (5,006)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit .............      $      88                   $  25,547
                                                                      =========                   =========


          The accompanying notes are an integral part of these financial statements.



                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                            For the Cumulative Period from
                                              For the Year Ended              October 12, 2001 (Date of
                                                 December 31,                   Inception) through
                                      -----------------------------------          December 31,
                                                2003                 2002             2003
                                      -----------------------------------      ------------------

Revenue                                 $          -         $          -       $        -
General and administrative expenses          (34,470)              (5,214)         (43,476)
Interest income                                   30                    -               30
                                        ------------         ------------       ----------
Net Loss                                $    (34,440)        $     (5,214)      $  (43,446)
                                        ------------         ------------       ----------
Basic Loss Per Share                    $      (0.01)        $      (0.00)
                                        ------------         ------------
Weighted Average Number of Shares
Outstanding                                4,005,863            4,000,000
                                        ------------         ------------

The accompanying notes are an integral part of these financial statements.



                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  Deficit
                                                                                                  Accumulated
                                                     Common Stock               Additional        During           Stockholders'
                                                                                Paid in           Development        Equity
                                            Shares                 Amount       Capital           Stage             (Deficit)
                                          ------------          -------------   -----------       -------------     ----------

Balance - October 12, 2001                           -            $         -   $         -       $         -       $        -

Shares issued for cash,
   $0.001 per share                          4,000,000                  4,000             -                 -            4,000

Net loss                                             -                      -             -            (3,792)          (3,792)
                                         -------------            -----------   -----------       -----------        ----------
Balance - December 31, 2001                  4,000,000                  4,000             -            (3,792)             208

Net loss                                             -                      -             -            (5,214)          (5,214)
                                         -------------            -----------   -----------       -----------        ----------
Balance - December 31, 2002                  4,000,000                  4,000             -            (9,006)          (5,006)

Shares issued for cash,
  $0.50 per share                               20,000                     20         9,980                 -           10,000


Net loss                                             -                      -             -            (34,440)        (34,440)
                                         -------------            -----------   -----------        -----------         --------
Balance - December 31, 2003                  4,020,000            $     4,020   $     9,980        $   (43,446)     $  (29,446)
                                         =============            ===========   ===========        ===========      ==========


The accompanying notes are an integral part of these financial statements.



                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                                                                                              For the
                                                                                                             Cumulative
..                                                                                                            Period From
                                                                                                          October 12, 2001
                                                                        For the Year Ended               (Date of inception)
                                                                            December 31,                       through
                                                                 ---------------------------------           Deceember 31,
                                                                        2003                 2002               2003
                                                                 ---------------------------------      -------------------
Cash Flows from Operating Activities
Net Loss                                                         $   (34,440)          $   (5,214)             $   (43,446)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Change in assets and liabilities:
    Deferred offering costs                                           23,844                    -                   23,844
    Accounts payable                                                  (1,829)               5,112                    4,880
                                                                 -----------           ----------               ----------
Net Cash Used In Operating Activities                                (12,425)                (102)                 (14,722)
                                                                 -----------           ----------               ----------
Cash Flows from Financing Activities
Increase in receivable from related party                                  -               (1,690)                  (1,690)
Proceeds from receivable from related party                            1,690                    -                    1,690
Proceeds from payable to related party                                   810                    -                    5,510
Payments on payable to related party                                       -                 (810)                  (4,700)
Proceeds from issuance of common stock                                10,000                    -                   14,000
                                                                ------------           ----------               ----------
Net Cash Provided By (Used in) Financing
Activities                                                            12,500               (2,500)                  14,810
                                                                ------------           ----------               ----------
Net Increase (Decrease) In Cash                                           75               (2,602)                      88

Cash at Beginning of period                                               13                2,615                        -
                                                                ------------           ----------               ----------
Cash at End of period                                                     88                   13                       88
                                                                ------------           ----------               ----------

Supplemental disclosure of noncash investing and financing activities:

The Company incurred $23,844 of deferred offering costs recorded as accounts payable during the period from October 12, 2001 (Date of Inception) through December 31, 2001.


The accompanying notes are an integral part of these financial statements.


NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations -- On October 12, 2001, Conscious Intention, Inc. ("the Company") was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations. The planned operations of the Company consist of selling a business system of materials, tools and on-line, internet based support services for individuals wishing to open a business as an executive coach or career counselor. The Company has established its year-end as December 31st. The Company has had no revenues from any source to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments -- The carrying amounts reported in the accompanying financial statements for accounts payable approximate fair values. The fair value estimates were based on estimated future cash flows.

Business Condition -- The Company has not yet been able to execute its business plan. As a result, the Company has negative working capital, negative equity, and recurring operating losses and negative cash flows from operations since inception. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by any of the following: issue debt securities, issue equity securities, or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Deferred Offering Costs -- As of December 31, 2002, the Company had deferred direct and incremental costs associated with the public offering of its common stock. The deferred costs were intended to be recognized as a reduction of the proceeds from the offering when the proceeds are realized. These costs were written off during 2003.

Income Taxes -- The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Basic Loss Per Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company advanced $1,690 to Turning Point NW, LLC, a company commonly controlled by the officer and director. The advance had an interest rate of 8% and was repaid in March 2003. During 2003, the Company received an $810 advance from an officer of the Company. The advance is non-interest bearing and repayment terms have not been determined.

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

NOTE 4 - STOCKHOLDERS' EQUITY

In October 2001, the Company issued 3,622,000 shares of common stock to an officer and director of the Company for cash. The proceeds from the issuance of the stock were $3,622 or $0.001 per share. Additionally during the period ended December 31, 2001, the Company issued 378,000 shares of common stock to unrelated purchasers for cash proceeds of $378 or $0.001 per share. During September 2003, the Company issued 20,000 shares of common stock for $10,000 cash, or $0.50 per share, to third-party investors. There are no unstated rights or obligations associated with the sale of the stock. Proceeds from the sale were used to reduce accounts payable.

NOTE 5 - INCOME TAXES

The Company has paid no federal income taxes since its incorporation. As of December 31, 2002 and 2001, the Company had net operating loss carryforwards for federal income tax reporting purposes of $43,446 and $9,006, respectively, which, if unused, will expire beginning in 2021. The tax effect of the operating loss carryforwards are as follows at December 31, 2003 and 2002:

                                                      2003             2002
                                                -------------     -------------

Operating loss carry forwards                   $      14,772     $       3,062
Valuation allowance                                   (14,772)           (3,062)
                                                 -------------     -------------

 Total Deferred Tax Assets                       $         --      $          --
                                                 =============     =============

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2003 and 2002:

                                                      2003             2002
                                                 -------------     -------------

Tax at federal statutory rate (34%)             $     (11,710)    $      (1,773)
Change in valuation allowance                          11,710             1,773
                                                 -------------     -------------

              Provision for Income Taxes         $         --      $          --
                                                 =============     =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

The Company has not changed accountants during the last two fiscal years; nor has the Company had any disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2003 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                        DIRECTORS AND EXECUTIVE OFFICERS

     Name               Age            Position                            Since
  Sylva Leduc           51             Chief Executive Officer,            2001
                                       President, Director


* Sylva Leduc is our sole officer and director.

The following is a biographical summary of the experience of the directors and executive officers of the Company:

SYLVA LEDUC, 51 years old

Sylva Leduc is our Chief Executive Officer, Principal Accounting Officer and Director. Ms. Leduc currently serves as president of her own executive coaching and leadership development firm, TurningPoint NW LLC, located in Issaquah, Washington, through which she provides coaching services directly for executives and teams. She has served in this capacity since June of 2000. From May of 1997 until June of 2000, Ms. Leduc was a change management consultant for Ernst & Young, LLP in Seattle, Washington where she provided consulting services to clients in human resources, business improvement and organizational development. From May of 1995 until May of 1997, Ms. Leduc served as a senior consultant for Princeton/Masters International Corporation of Bellevue, Washington where she provided coaching services to executives, senior managers, managers, and technical professionals. From 1991 until 1995, Ms. Leduc was a director at Mainstream Access Corporation of Bellevue, Washington, where she provided group and individual consulting and coaching. From 1986 until 1991, Ms. Leduc served as group services director, among other positions, at Career Development & Employment of Calgary, Alberta, Canada, a governmental department where Ms. Leduc provided delivery of group programs and one-on-one career planning. Ms. Leduc is a graduate of the University of Calgary, Alberta with a Masters Degree in Educational Psychology in 1989 and a Bachelor of Arts degree in Psychology in 1986.

Sylva Leduc is also president of Turning Point NW, LLC, a limited liability company engaged in providing executive coaching to individuals and teams. Turning Point also owns a software product, Client Compass, which provides client management support to individual coaches. It is intended that, if Conscious Intention is successful in raising sufficient proceeds in this offering to build and complete a website with a reasonable volume of traffic, Ms. Leduc would offer Conscious Intention the ability to resell this software product to executive coaches under a commercially reasonable arrangement. No such arrangement has yet been reached and there can be no assurance that such an arrangement will ever be reached.


As Turning Point and Conscious Intention both provide coaching support services, it is possible that a conflict of interest exists between Ms. Leduc's management of Conscious Intention and her management of Turning Point. There can be no assurance that Ms. Leduc will resolve this conflict in a way that is satisfactory for the shareholders of Conscious Intention. Ms. Leduc currently spends less than 25% of her full-time efforts on business matters related to Conscious Intention. It is not anticipated that Ms. Leduc will materially increase her work hours at Conscious Intention unless the company is successful in securing sufficient funding to build and complete a website with a reasonable volume of traffic. At this time, Ms. Leduc would still spend less than 50% of her full time efforts on Conscious Intention once the website is built and the core product offering established. It is possible that Ms. Leduc's outside business interest and her lack of full-time commitment to Conscious Intention may materially damage our financial prospects and prospects for commercial success with our product offering.

                              SIGNIFICANT EMPLOYEES

The Company's sole significant employee is Sylva Leduc, its Chief Executive Officer, Principal Accounting Officer and Director.

                              FAMILY RELATIONSHIPS

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

                    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; The officers and directors of the Company due to the Operating Subsidiary filing a voluntary petition under Chapter 11 of the Bankruptcy Code.

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


             Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Conscious Intention's officers and directors, and persons who beneficially own more than ten percent of a registered class of Conscious Intention's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Conscious Intention with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Conscious Intention, Inc. believes that Sylva Leduc is in the process of satisfying her Section 16(a) filing requirements, however on an untimely basis.


                                 CODE OF ETHICS


Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. However, we are currently in the process of applying for and maintaining the listing of our common stock on the OTC Bulletin Board. As part of the listing process, we expect to adopt a written Code of Business Conduct and Ethics.



ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2003 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:




                           Summary Compensation Table

                                                                                            Long Term Compensation
                       Annual compensation                                            Awards                      Payouts
                       ------------------------------                        -------------------------------------------------------
 (a)                   (b)        (c)         (d)          (e)                 (f)             (g)          (h)              (i)
Name,                                                     Other              Restricted    Securities
Principal                                                 annual             stock         underlying       LTIP           All other
Position              Year      Salary($)    Bonus($)     compensation($)    award(s)($)   options/SA Rs(#) Payouts($)     Comps ($)
Sylva Leduc,          2003      $0 *         0            0                  0              0                  0              0
CEO, Principal
Accounting Officer,
Director


*Sylva Leduc has not drawn any salary from Conscious Intention. It is anticipated that Ms. Leduc will begin taking a salary of $60,000 beginning September 30, 2004. Ms. Leduc is not entitled to any reimbursement for any salary she has elected to forego, and such amounts would not be material. During the period ended December 31, 2001, Sylva Leduc advanced $4,700 to the Company. At December 31, 2001 amounts still due her were $810. During the year ended December 31, 2002 the Company repaid this $810 and advanced $1,690 to Turning Point NW, LLC, a related party commonly controlled by Ms. Leduc. The advance bears interest at 8% and has been paid in full.


Option grants since inception and aggregate option exercises during last fiscal year and fiscal year-end option values.

Since inception, we have not granted any stock options to any individual, including our chief executive officer. We anticipate granting options to various employees, directors and consultants. Any such grants will be made at an exercise price equal to the fair market value of our common stock as determined by our board of directors.

We have no employment agreements with any of our employees.

DIRECTOR COMPENSATION

For the fiscal year ended December 31, 2003, our sole director, Sylva Leduc was not compensated for her services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock as of December 31, 2003, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.


                 Executive Officers and Directors as a group as
                             of December 31, 2003.



Title of class     Name and address of    Amount and nature of  Percent of class
                   beneficial owner        beneficial owner

Common            Sylva Leduc (1) (2)      3,647,000                  90.94 %

(1) Includes 25,000 shares held by Ms. Leduc's spouse, Robert Rican.
(2) Ms. Leduc is the only officer, director and the sole person to own 5% or more of the outstanding shares. Her address is 210 Mountain Park Blvd. SW, Suite F204, Issaquah, WA 98027.


                    5% beneficial owners as of December 31, 2003.


Title of class     Name and address of   Amount and nature of   Percent of class
                   beneficial owner      beneficial owner

Common             Sylva Leduc (1) (2)    3,647,000                90.94 %

(1) Includes 25,000 shares held by Ms. Leduc's spouse, Robert Rican.
(2) Ms. Leduc is the only officer, director and the sole person to own 5% or more of the outstanding shares. Her address is 210 Mountain Park Blvd. SW, Suite F204, Issaquah, WA 98027.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.


Between October 12 and November 1, 2001, Sylva Leduc advanced $4,700 to the Company. At December 31, 2001 amounts still due her were $810. During the year ended December 31, 2002 the Company repaid this $810 and advanced $1,690 to Turning Point NW, LLC, a related party commonly controlled by Ms. Leduc. The advance bears 8% interest and has been paid in full.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) LIST OF EXHIBITS

List of Exhibits

3.1 Articles of Incorporation of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002

3.2 Bylaws of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2003:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Audit fees. Total annual audit fees billed for professional services rendered by Hansen, Barnett & Maxwell, P.C. during the 2003 and 2002 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Hansen, Barnett & Maxwell, P.C. in connection with statutory and regulatory filings or engagements for those fiscal years, totaled approximately $9,250 and $ 2,500, respectively.

Audit-related Fees. Total annual audit fees billed during the 2003 and 2002 fiscal years for assurance and related services by Hansen, Barnett & Maxwell, P.C. that are reasonably related to the performance of the audit or review of Conscious Intention, Inc.'s financial statements and not reported in the paragraph above under "Audit Fees" were $0 and $0, respectively.

Tax Fees. The total fees billed during the 2003 and 2002 for professional services rendered by Hansen, Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning services were approximately $200 and $0, respectively. Specifically, these services involved preparation of the consolidated tax returns and guidance on tax accruals.


All Other Fees. There were no fees billed by Hansen, Barnett & Maxwell, P.C. during our 2003 and 2002 fiscal years for any other services rendered to Conscious Intention, Inc. other than the amounts set forth above.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Conscious Intention, Inc.


/s/ Sylva Leduc
-----------------------------
Sylva Leduc
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Sylva Leduc
-----------------------------
Sylva Leduc
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)


Dated: April 13, 2004