Form 10QSB
period 2004-03-31
CONSCIOUS INTENTION INC
filed 2004-05-17
CIK 1170103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                          Commission File No. 000-50366
                            Conscious Intention, Inc.
             (Exact name of Registrant as specified in its charter)



           Nevada                                               94-3409449
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 210 Mountain Park Blvd. SW, Ste F204
             Issaquah, WA                                        98027
 (Address of principal executive offices)                (Zip/Postal Code)


                                 (425) 557-6622
                               (Telephone Number)
                              -------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 4,020,000 common stock shares, par value $0.001, as of March 31, 2004.

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION...................................      4

Item 1        Financial Statements....................................      4

              Condensed Balance Sheets (Unaudited) - March 31, 2004
                and December 31, 2003 ................................      4
              Condensed Statements of Operations for the Three
                Months Ended March 31, 2004 and 2003 and for the
                Period from October 12, 2001 (Date of Inception)
                through March 31, 2004 (Unaudited) ...................      5
              Condensed Statements of Cash Flows for the Three
                Months Ended March 31, 2004 and 2003 and for the
                Period from October 12, 2001 (Date of Inception)
                through March 31, 2004 (Unaudited) ...................      6
              Notes to Condensed Financial Statements
                (Unaudited)...........................................      7

Item 2        Plan of Operation.......................................      7

Item 3        Controls and Procedures.................................      11

PART II       OTHER INFORMATION.......................................      12

Item 1        Legal Proceedings.......................................      12

Item 2        Changes in Securities and Small Business Issuer
                 Purchases of Equity Security........................       12

Item 3        Defaults Upon Senior Securities........................       12

Item 4        Submission of Matters to a Vote of Security Holders....       12

Item 5        Other Information......................................       12

Item 6        Exhibits and Reports on Form 8-K.......................       12

Signature............................................................       13

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

                                     Part I
                              Financial Information

Item 1. Financial Statement


                           CONSCIOUS INTENTION, INC.
                       (A Development Stage Enterprises)
                      CONDENSED BALANCE SHEETS (UNAUDITED)




                                                                      March 31,                 December 31,
                                                                        2004                        2003
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash..........................................................      $      56                   $      88
                                                                      ---------                   ---------
       Total current assets.....................................             56                          88

Total assets....................................................     $       56                   $      88
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  31,079                   $  28,724
  Note payable to related party.................................            810                         810
                                                                       ---------                   ---------
       Total current liabilities................................         31,889                      29,534
                                                                       ---------                   ---------

Stockholders' deficit:
  Common stock, $0.001 par value, 10,000,000 shares
  authorized, 4,020,000 and 4,000,000 shares issued and
  outstanding ..................................................          4,020                       4,020
Additional paid-in capital......................................          9,980                       9,980
Deficit accumulated during the development stage................        (45,833)                    (43,446)
                                                                       ---------                   ---------
       Total Stockholder's deficit                                      (31,833)                    (29,446)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit .............      $      56                   $      88
                                                                      =========                   =========


          The accompanying notes are an integral part of these condensed financial statements.

                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                        For the
                                                                                      Cumulative
                                                                                      Period From
                                                                                    October 12, 2001
                                          For the three months ended               (Date of inception)
                                                 March 31,                              through
                                      -----------------------------------               March 31,
                                                2004                 2003                 2004
                                      -----------------------------------         ------------------

Revenue                                 $          -         $          -          $           -
General and administrative expenses           (2,387)              (5,214)               (45,863)
Interest income                                    -                    -                     30
                                        ------------         ------------            -----------
Net Loss                                $     (2,387)        $     (5,214)         $     (45,833)
                                        ------------         ------------            -----------
Basic Loss Per Share                    $      (0.00)        $      (0.00)
                                        ------------         ------------
Weighted Average Number of Shares
Outstanding                                4,020,000            4,000,000
                                        ------------         ------------


            The accompanying notes are an integral part of these condensed financial statements.

                            CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       .


                                                                                                                   For the
                                                                                                                Cumulative
                                                                                                               Period From
                                                                                                          October 12, 2001
                                                                   For the three months ended            (Date of inception)
                                                                            March 31,                           through
                                                                 ---------------------------------             March 31,
                                                                        2004                 2003                2004
                                                                 ---------------------------------      -------------------
Cash Flows from Operating Activities
Net Loss                                                         $    (2,387)          $  (4,965)             $   (45,833)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Change in assets and liabilities:
    Deferred offering costs                                                -                   -                   23,844
    Accounts payable                                                   2,355               2,771                    7,235
                                                                 -----------           ----------               ----------
Net Cash Used In Operating Activities                                    (32)             (2,194)                 (14,754)
                                                                 -----------           ----------               ----------
Cash Flows from Financing Activities
Increase in receivable from related party                                  -                    -                   (1,690)
Proceeds from receivable from related party                                -                1,690                    1,690
Proceeds from payable to related party                                     -                  520                    5,510
Payments on payable to related party                                       -                    -                   (4,700)
Proceeds from issuance of common stock                                     -                    -                   14,000
                                                                ------------           ----------               ----------
Net Cash Provided By (Used in) Financing
Activities                                                                 -                2,210                   14,810
                                                                ------------           ----------               ----------
Net Increase (Decrease) In Cash                                          (32)                  16                       56

Cash at Beginning of period                                               88                   13                        -
                                                                ------------           ----------               ----------
Cash at End of period                                                     56                   29                       56
                                                                ------------           ----------               ----------

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

                           CONSCIOUS INTENTION, INC.
                       (A Development Stage Enterprises)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements -- The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

NOTE 2 - SUBSEQUENT EVENT

During April 2004, a shareholder of the Company advanced the Company $7,000. The advance is non-interest bearing and due on demand.

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

We have not yet begun work on our on-line small business content. We estimate that it will cost $250,000 to complete and will include within it all of the functional elements of our website, including the ability to secure membership transactions on-line, accept credit card payments and provide software products, services and materials for download over the Internet. Most of the elements that compose the website an on-line small business content are available from multiple third party providers. This item could be complete within 30 days of funds being available for this purpose. We have no present source for these funds. It is our hope that the website and community be completed no later than September of 2004.

We believe that we will be able to offer for sale or use on-line a software product that helps small businesses to manage their customers. Our chief executive officer, Sylva Leduc has already developed such a product, which is currently being sold by Turning Point NW LLC under the trade name Client Compass. We do not believe that we will have to pay Ms. Leduc any upfront fees for the use of this product. We expect that we will spend about $5,000 on outside consultants to integrate the software into our website presence. It should take no more than 30 days from the time our website is completed to integrate the Client Compass software. We have not yet reached an understanding with Ms. Leduc regarding the terms and conditions of licensing Client Compass for use on our site. We believe that an arrangement with Ms. Leduc, or a similar provider of third party client management software will be achievable under which such a product would be sold by us on a revenue share basis, without the need for significant up front expenditures, except for the $5,000 in technical integration. We have no present source for these funds. It is our hope that software product or a similar software product be available for sale on our website no later than September of 2004.

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

We believe it will take 3 months from the date of our obtaining funding for us to identify and hire such an individual. We believe it will take another 3 to 8 months for the sales and marketing efforts to yield paying subscribers. We hope to have hired this individual by September of 2004 and to have paying subscribers by December of 2004. As we do not yet have a product, sales force or subscribers, it is difficult for us to project how many subscribers we might realize from these efforts.

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

We have no revenues to date. Our product offering is not complete and we have not yet begun to have customers or revenue. We do not anticipate having revenues until at least September 2004.

Currently Conscious Intention has no complete product offering, no revenue, no customers and we do not believe we will have such a product offering completed until September of 2004. Conscious Intention anticipates that its future revenue will come from the direct sales efforts of chief executive officer Sylva Leduc until sufficient money is available to hire a salesperson to assist in securing customers for Conscious Intention's planned offering of customer services to executive coaches, professionals and small businesses.

Sales and marketing. We expect sales and marketing expenses to increase sharply to $50,000 by December of 2004, assuming that we receive sufficient funding to complete our product offering and to commence sales.

General and administrative. General and administrative expenses were $2,387 during the three months ending March 31, 2004 and $5,214 during the three months ending March 31, 2003. General and administrative expenses decreased during the period ended March 31, 2003 as compared to the comparable fiscal 2002 period due mainly to a decrease in offering expenses.

Financial Condition

For the three-month period ended March 31, 2004, Conscious Intention had a net loss of $2,387 while for the period ended March 31, 2003, the Company had a net loss of $5,214. Also, for the period ended March 31, 2004, the Company had a working capital deficit of $31,833 while for the period ended March 31, 2003, the Company had a working capital deficit of $29,446.

Conscious Intention's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue product development and marketing without a salary until additional funding is received, we will not have the resources to begin our product offering until we receive such proceeds.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended March 31, 2004 and 2003 was $32 and $2,194 respectively. As of March 31, 2004, we had $56 cash. Net cash used in operating activities for the period ended March 31, 2004 was primarily the result of a net loss and a decrease in accounts payable. Net cash used in operating activities for the period ended March 31, 2003 was primarily the result of a net loss offset by an increase in accounts payable.

Net cash provided by financing activities was $0 for the three-month period ended March 31, 2004. Net cash provided by financing activities was $2,210 for the period ended March 31, 2003. Net cash provided by financing activities for the period ended March 31, 2003 was attributable to a payment received against a receivable from a related party and proceeds from an increase in payable to a related party.

As of March 31, 2004 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

                                     Part II
                                OTHER INFORMATION


Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In September 2003 we issued registered common stock with a deemed value of $.50 per share to four investors, James Price, Tim Rieu, Aero Financial, Inc., and Nixel Holdings LLC. We received $10,000 in gross proceeds. 10,000 shares were issued, and 10,000 shares have been paid for but not yet issued. The proceeds received were used to pay outstanding offering costs. The shares were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

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

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2004:

None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


Dated: May 17, 2004