Form 10QSB
period 2004-06-30
CONSCIOUS INTENTION INC
filed 2004-08-16
CIK 1170103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       OR


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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 4,020,000 common stock shares, par value $0.001, as of June 30, 2004.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION...................................  4

Item 1        Financial Statements....................................  4


              Condensed Balance Sheets (Unaudited) - June 30, 2004
                and December 31, 2003.................................  4
              Condensed Statements of Operations for the Three and
                Six Months Ended June 30, 2004 and 2003 and for the Period from October 12, 2001 (Date of Inception)
                through June 30, 2004 (Unaudited).....................  5
              Condensed Statements of Cash Flows for the Six Months
                Ended June 30, 2004 and 2003 and for the Period from October 12, 2001 (Date of Inception) through June
                30, 2004 (Unaudited)..................................  6
              Notes to Condensed Financial Statements (Unaudited).....  7



Item 2        Plan of Operation.......................................  7

Item 3        Controls and Procedures................................. 11

PART II       OTHER INFORMATION....................................... 11

Item 1        Legal Proceedings....................................... 11

Item 2        Changes in Securities and Small Business Issuer
                 Purchases of Equity Security........................  11

Item 3        Defaults Upon Senior Securities........................  12

Item 4        Submission of Matters to a Vote of Security Holders....  12

Item 5        Other Information......................................  12

Item 6        Exhibits and Reports on Form 8-K.......................  12

Signature............................................................. 13

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

Part I - Financial Information

Item 1.  Financial Statements

                           CONSCIOUS INTENTION, INC.
                       (A Development Stage Enterprises)
                      CONDENSED BALANCE SHEETS (UNAUDITED)




                                                                      June 30,                 December 31,
                                                                        2004                        2003
                                                                      ----------                 -----------
                             ASSETS

Current assets:
  Cash..........................................................      $      40                   $      88
                                                                      ---------                   ---------
       Total current assets.....................................             40                          88

Total assets....................................................     $       40                   $      88
                                                                      =========                   =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................      $  26,383                   $  28,724
  Note payable to related party.................................          7,810                         810
                                                                       ---------                   ---------
       Total current liabilities................................         34,193                      29,534
                                                                       ---------                   ---------

Stockholders' deficit:
  Common stock, $0.001 par value, 10,000,000 shares
  authorized, 4,020,000 and 4,000,000 shares issued and
  outstanding ..................................................          4,020                       4,020
Additional paid-in capital......................................          9,980                       9,980
Deficit accumulated during the development stage................        (48,153)                    (43,446)
                                                                       ---------                   ---------
       Total Stockholder's deficit                                      (34,153)                    (29,446)
                                                                       ---------                   ---------
       Total liabilities and stockholders' deficit .............      $      40                   $      88
                                                                      =========                   =========



                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                                 For the Cumulative
                                                                                                                        Period from
                                                                                                                   October 12, 2001
                                                       For the three months ended     For the six months ended   (Date of Inception)
                                                                 June 30,                      June 30,                     through
                                                       --------------------------      ----------------------               June 30,
                                                           2004           2003           2004          2003                    2004
                                                        --------       ---------      --------      --------     ------------------
Revenue............................................     $       -     $       -      $       -      $      -            $        -

General and administrative.........................        (2,320)     (25,343)         (4,707)      (30,597)              (48,183)

Interest income....................................             -            -               -            30                    30
                                                          -------      -------         -------       -------               --------
Net Loss...........................................     $  (2,320)    $(25,343)      $  (4,707)     $(30,567)              (48,153)
                                                         =========   ==========        ========      ========              ========
Basic Loss Per Share...............................     $   (0.00)   $   (0.01)      $   (0.00)     $  (0.01)
                                                         =========   ==========        ========      ========
Weighted Average Number of Shares Outstanding......     4,020,000    4,000,000        4,020,000    4,000,000


                           CONSCIOUS INTENTION, INC.
                        (A Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                         For the Cumulative
                                                                                                                Period from
                                                                                                           October 12, 2001
                                                                   For the six months ended              (Date of inception)
                                                                           June 30,                                 through
                                                                 ---------------------------------                  June 30,
                                                                        2004                 2003                      2004
                                                                 ---------------------------------      -------------------
Cash Flows from Operating Activities
Net Loss                                                         $   ( 4,707)          $  (30,567)             $   (48,153)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Change in assets and liabilities:
    Deferred offering costs                                                -               23,844                   23,844
    Accounts payable                                                  (2,341)               4,500                    2,539
                                                                 -----------           ----------               ----------
Net Cash Used In Operating Activities                                 (7,048)              (2,223)                 (21,770)
                                                                 -----------           ----------               ----------
Cash Flows from Financing Activities
Increase in receivable from related party                                  -                    -                  (1,690)
Proceeds from receivable from related party                                -                1,690                   1,690
Proceeds from payable to related party                                 7,000                  520                  12,510
Payments on payable to related party                                       -                    -                  (4,700)
Proceeds from issuance of common stock                                     -                    -                  14,000
                                                                ------------           ----------               ----------
Net Cash Provided By (Used in) Financing
Activities                                                             7,000               2,210                   21,810
                                                                ------------           ----------               ----------
Net Increase (Decrease) In Cash                                          (48)                (13)                      40

Cash at Beginning of period                                               88                  13                        -
                                                                ------------           ----------               ----------
Cash at End of period                                                     40                   -                       40
                                                                ------------           ----------               ----------

Supplemental disclosure of noncash investing and financing activities:

Cash paid for income taxes                                      $          -           $       -                $       -
Cash paid for interest                                                     -                   -                        -


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements -- The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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


Overview



We currently have no full-time employees, one part time employee, less than $100 in cash, no customers, no completed product offering, no completed website and have received only $10,000 in financing proceeds from our offering of common stock which we commenced on May 15, 2003.


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

We have not yet begun work on our on-line small business content. We estimate that it will cost $250,000 to complete and will include within it all of the functional elements of our website, including the ability to secure membership transactions on-line, accept credit card payments and provide software products, services and materials for download over the Internet. Most of the elements that compose the website an on-line small business content are available from multiple third party providers. This item could be complete within 30 days of funds being available for this purpose. We have no present source for these funds. It is our hope that the website and community be completed no later than November of 2004.

We believe that we will be able to offer for sale or use on-line a software product that helps small businesses to manage their customers. Our chief executive officer, Sylva Leduc has already developed such a product, which is currently being sold by Turning Point NW LLC under the trade name Client Compass. We do not believe that we will have to pay Ms. Leduc any upfront fees for the use of this product. We expect that we will spend about $5,000 on outside consultants to integrate the software into our website presence. It should take no more than 30 days from the time our website is completed to integrate the Client Compass software. We have not yet reached an understanding with Ms. Leduc regarding the terms and conditions of licensing Client Compass for use on our site. We believe that an arrangement with Ms. Leduc, or a similar provider of third party client management software will be achievable under which such a product would be sold by us on a revenue share basis, without the need for significant up front expenditures, except for the $5,000 in technical integration. We have no present source for these funds. It is our hope that software product or a similar software product be available for sale on our website no later than November of 2004.


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

We believe it will take 3 months from the date of our obtaining funding for us to identify and hire such an individual. We believe it will take another 3 to 8 months for the sales and marketing efforts to yield paying subscribers. We hope to have hired this individual by November of 2004 and to have paying subscribers by February of 2005. As we do not yet have a product, sales force or subscribers, it is difficult for us to project how many subscribers we might realize from these efforts.


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


We have no revenues to date. Our product offering is not complete and we have not yet begun to have customers or revenue. We do not anticipate having revenues until at least November 2004.

Currently Conscious Intention has no complete product offering, no revenue, no customers and we do not believe we will have such a product offering completed until November of 2004. Conscious Intention anticipates that its future revenue will come from the direct sales efforts of chief executive officer Sylva Leduc until sufficient money is available to hire a salesperson to assist in securing customers for Conscious Intention's planned offering of customer services to executive coaches, professionals and small businesses.

Sales and marketing. We expect sales and marketing expenses to increase sharply to $50,000 by February of 2005, assuming that we receive sufficient funding to complete our product offering and to commence sales.

General and administrative. General and administrative expenses were $2,320 during the three months ending June 30, 2004 and $25,343 during the three months ending June 30, 2003. General and administrative expenses decreased during the period ended June 30, 2004 as compared to the comparable fiscal 2003 period due mainly to a decrease in offering expenses.



Financial Condition



For the three-month period ended June 30, 2004, Conscious Intention had a net loss of $2,320 while for the period ended June 30, 2003, the Company had a net loss of $25,343. Also, for the period ended June 30, 2004, the Company had a working capital deficit of $34,153 while for the period ended June 30, 2003, the Company had a working capital deficit of $29,446.


Conscious Intention's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue product development and marketing without a salary until additional funding is received, we will not have the resources to begin our product offering until we receive such proceeds.

Liquidity and capital resources


Net cash used in operating activities for the three-month period ended June 30, 2004 and 2003 was $7,048 and $2,223 respectively. As of June 30, 2004, we had $40 cash. Net cash used in operating activities for the period ended June 30, 2004 was primarily the result of a net loss and a decrease in accounts payable. Net cash used in operating activities for the period ended June 30, 2003 was primarily the result of a net loss offset by an increase in accounts payable and deferred offering cost.


Net cash provided by financing activities was $7,000 for the three-month period ended June 30, 2004. Net cash provided by financing activities was $2,210 for the period ended June 30, 2003. Net cash provided by financing activities for the period ended June 30, 2003 was attributable to proceeds received from payable to a related party.


As of June 30, 2004 our principal commitments consisted of our obligations outstanding under accounts payable and our notes payable to related parties. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.


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


The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2004:


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



Dated: August 16, 2004