Form 10KSB
period 2004-12-31
CONSCIOUS INTENTION INC
filed 2005-04-12
CIK 1170103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

[X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: $14,000 based on the price at which the stock was sold.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,020,000 common stock shares, par value $0.001, as of December 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................................  4

                                     PART I

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF

              SECURITY HOLDERS...........................................  6

                                    PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED

              STOCKHOLDER MATTERS........................................  6

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR

              PLAN OF OPERATION..........................................  7

ITEM 7.       FINANCIAL STATEMENTS.......................................  9

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 12

ITEM 8A.      CONTROLS AND PROCEDURES.................................... 12

ITEM 8B.      OTHER INFORMATION ......................................... 12

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

              AND CONTROL PERSONS; COMPLIANCE WITH

              SECTION 16(a)OF THE EXCHANGE ACT........................... 13

ITEM 10.      EXECUTIVE COMPENSATION..................................... 14

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

              OWNERS AND MANAGEMENT...................................... 17

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

    Conscious Intention is a development stage company.  From inception through March 1, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line.  We believed that this plan would provide a needed resource for coaches and we had great hopes for realizing this vision, hopes which required financing.  Although we made efforts toward obtaining financing, we were never able to obtain sufficient financing to develop our product line.  Because our chief executive officer has concluded that further efforts to seek financing for the executive coaching business would not be fruitful, she decided to abandon this business line.  The Company has ceased to explore this business line as of March 31, 2005 and currently has no business and no assets, other than the plan to seek a business combination that might benefit shareholders.

History and form of organization

    Conscious Intention, Inc. is a development stage Nevada corporation formed on October 12, 2001 for the purpose of developing and commercializing on-line products and support systems for executive coaches. The Company was not successful in attracting customers, obtaining financing or building products in this field.  The Company ceased to explore this business line in March 31, 2005 and currently has no business and no assets, other than the plan to seek a business combination that might benefit shareholders.

Conscious Intention's principal products and services

    Conscious Intention is not currently providing any products or services.  The Company has no present intention to provide any product or service.

Distribution and marketing methods

    The Company does not distribute or market any products or services.

Status of products and services

    The Company has never completed any products or services and has no present intention to do so.

Business Combination

We are actively evaluating opportunities for growth through a business combination. There can be no assurance that, even if we desired such a business combination, it would be available under suitable terms and conditions.

Revenues

Conscious Intention has derived no revenue to date. The Company has no plans to develop revenues other than through a business combination.

Competitive conditions, competitive position and methods of competition

As the Company is not currently engaged in any line of business, it does not currently have a competitive position.

Dependence on one customer

The Company has no customers and has no present intention of having customers other than through a business combination.

Research and development

We have not spent any money on research and development to date. We have no present intention of spending any monies on research and development.

Proprietary rights and licensing

Other than some preparatory materials developed by our Chief Executive Officer Sylva Leduc and related to our coaching business, which we have abandoned, we have no intellectual property.   We believe that the preparatory materials which we do possess have no value since we have abandoned that business line.

Regulatory environment

As we are not currently engaged in any specific business, we are subject only to the regulations that normally apply to any Nevada corporation.

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our common stock at present and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for our securities and management does not presently intend to initiate any discussions. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

As of December 31, 2004 there are:

– no options outstanding to purchase shares of our common stock;

– no options to purchase our common stock that are authorized and available for grant;

– no shares that are currently eligible for sale under Rule 144;

– 29 holders of record of our shares of common stock;

– no dividends that have been paid on our common stock to date; and

– no plans to pay dividends on our common stock in the foreseeable future.

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

Overview

We currently have no full-time employees, one part time employee, no cash, no customers and are not engaged in any business at present other than to seek a business combination.

We were previously engaged from inception through March 31, 2005 as a development stage company that desired to provide services to executive coaches, small business owners and professionals. We abandoned this business on March 31, 2005.  Currently, we have no business, customers or employees and are actively seeking a business combination.

There can be no assurance that we will be successful in finding an appropriate business combination.   If our Chief Executive Officer should abandon this effort

to find a business combination, we will completely cease operations, resulting in a total loss of investment for all shareholders.

We have no revenues nor do we have any present plan to achieve revenues other than the search for an appropriate business combination.

Sales and marketing. We expect to have no sales and marketing expenses.

General and administrative. General and administrative expenses were $17,696 during the year ended December 31, 2004 and $34,470 during the year ended December 31, 2003. General and administrative expenses decreased during the year ended December 31, 2004 as compared to the comparable fiscal 2003 period due mainly to the lower accounting and legal fees due to having completed the filings for our offering.

Financial Condition

For the year ended December 31, 2004, Conscious Intention had a net loss of $17,696 while for the year ended December 31, 2003, the Company had a net loss of $34,440. Also, for the period ended December 31, 2004, the Company had a working capital deficit of $47,142 while for the period ended December 31, 2003, the Company had a working capital deficit of $29,446.

Conscious Intention's current financial condition is extremely serious.

Although our chief executive officer is currently willing to seek a business combination without a salary, there can be no assurance that she will continue to do so.  Without loans from our chief executive officer to cover our legal, accounting and other expenses, we will be forced to close the corporation.

Liquidity and capital resources

Net cash used in operating activities for the year ended December 31, 2004 and 2003 was $7,088 and $12,425 respectively. As of December 31, 2004 and 2003, we had $0 and $88 in cash, respectively. Net cash used in operating activities for the year ended December 31, 2004 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs. Net cash used in operating activities for the year ended December 31, 2002 was primarily the result of a net loss offset by an increase in accounts payable.

Net cash provided by financing activities was $7,000 for the year ended December 31, 2004. Net cash used in financing activities was $12,500 for the year ended December 31, 2003. Net cash provided by financing activities for the year ended December 31, 2004 was the result of proceeds from a loan from a related party. Financing activities for the year ended December 31, 2003 were attributable proceeds from payable to a related party, and proceeds from the sale of common stock.

As of December 31, 2004 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have exhausted all of our working capital. We will need to receive an infusion of capital from our chief executive officer or receive funding from another source in order to continue to seek a business combination.

We need to secure additional cash as soon as possible. We have no current plan to find such cash other than through a business combination or loans from our chief executive officer or shareholders, which cannot be assured.

Conscious Intention's short-term prospects are challenging considering our lack of financial resources. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without raising any additional cash or achieving a business combination, Conscious Intention's short-term and long-term prospects for growth and survival are minimal.

Cash requirements

Presently, without additional cash, we will not be able to continue operations. We have exhausted all of our working capital. Our continued operation is therefore dependent upon our ability to secure additional cash. We need to raise additional funds as soon as practicable, through the sale of debt securities in the company. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Conscious Intention. We have not decided at what price or under what terms we will raise such additional funds. We are actively seeking a business combination as a source of funds, though no assurance can be given that we will be successful in finding such a combination.

Research and development

We have no present intention to spend any money on research and development over the next 12 months.

Plant and equipment

We currently have an office in Issaquah, Washington. We believe our currently available space should be sufficient for our needs for the next twelve months.

Employees

We have no current plans to hire any additional employees. We believe our revenue and growth will be derived through a business combination, if such a combination occurs.

ITEM 7. FINANCIAL STATEMENTS.

CONSCIOUS INTENTION, INC.

(A Development Stage Enterprise)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets - December 31, 2004 and 2003	F-2

Statements of Operations for the Years Ended December 31, 2004
and 2003 and for the Period from October 12, 2001 (Date of Inception)
through December 31, 2004	F-3

Statements of Stockholders' Equity (Deficit) for the Period from
October 12, 2001 (Date of Inception) through December 31, 2001
and for the Years Ended December 31, 2002, 2003 and 2004	F-4

Statements of Cash Flows for the Years Ended December 31, 2004
and 2003 for the Period from October 12, 2001 (Date of Inception)
through December 31, 2004	F-5

Notes to Financial Statements	F-6

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Conscious Intention, Inc.

We have audited the accompanying balance sheets of Conscious Intention, Inc. (a development stage enterprise) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the cumulative period from October 12, 2001 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conscious Intention, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the cumulative period from October 12, 2001 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of operating history, capital deficit, operating loss and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 21, 2005

CONSCIOUS INTENTION, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

Current Assets
Cash	$ -	$ 88
Total Current Assets	-	88

Total Assets	$ -	$ 88

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Funds drawn in excess of cash in bank	$ 2	$ -
Accounts payable	39,330	28,724
Payable to related party	7,810	810

Total Current Liabilities	47,142	29,534

Stockholders’ Deficit
Common stock – $0.001 par value; 10,000,000 shares
authorized; 4,020,000 and 4,020,000 shares issued
and outstanding	4,020	4,020
Additional paid-in capital	9,980	9,980
Deficit accumulated during the development stage	(61,142)	(43,446)

Total Stockholders’ Deficit	(47,142)	(29,446)

Total Liabilities and Stockholders’ Deficit	$ -	$ 88

The accompanying notes are an integral part of these financial statements.

CONSCIOUS INTENTION, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the
			Cumulative
			Period from
			October 12, 2001
			(Date of Inception)
	For the Years Ended		through
	December 31,		December 31,
	2,004	2003	2004

Revenue	$ -	$ -	$ -

General and administrative expenses	(17,696)	(34,470)	(61,172)

Interest Income	-	30	30

Net Loss	$ (17,696)	$ (34,440)	$ (61,142)

Loss Per Share	$ (0.00)	$ (0.01)

Weighted Average Number of Shares
Outstanding	4,020,000	4,005,863

The accompanying notes are an integral part of these financial statements.

CONSCIOUS INTENTION, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During	Stockholders’
	Common Stock		Paid in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 12, 2001	-	$ -	$ -	$ -	$ -

Shares issued for cash, $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss				(3,792)	(3,792)

Balance - December 31, 2001	4,000,000	4,000	-	(3,792)	208

Net loss	-	-	-	(5,214)	(5,214)

Balance - December 31, 2002	4,000,000	4,000	-	(9,006)	(5,006)

Shares issued for cash, $0.50 per share	20,000	20	9,980	-	10,000

Net loss	-	-	-	(34,440)	(34,440)

Balance - December 31, 2003	4,020,000	$ 4,020	$ 9,980	$ (43,446)	$ (29,446)

Net loss	-	-	-	(17,696)	(17,696)

Balance - December 31, 2004	4,020,000	$ 4,020	$ 9,980	$ (61,142)	$ (47,142)

The accompanying notes are an integral part of these financial statements.

CONSCIOUS INTENTION, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			For the
			Cumulative
			Period From
			October 12, 2001
			(Date of Inception)
	For the Years Ended		through
	December 31,		December 31,
	2,004	2003	2004
Cash Flows from Operating Activities
Net loss	$ (17,696)	$ (34,440)	$ (61,142)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Change in assets and liabilities:
Deferred offering costs	-	23,844	23,844
Funds drawn in excess of cash in bank	2	-	2
Accounts payable	10,606	(1,829)	15,486
Net Cash Used in Operating Activities	(7,088)	(12,425)	(21,810)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	1,690	1,690
Proceeds from payable to related party	7,000	810	12,510
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	10,000	14,000
Net Cash Provided by Financing Activities	7,000	12,500	21,810

Net Increase (Decrease) in Cash	(88)	75	-

Cash at Beginning of period	88	13	-

Cash at End of Period	$ -	$ 88	$ -

The accompanying notes are an integral part of these financial statements.

CONSCIOUS INTENTION, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations — On October 12, 2001, Conscious Intention, Inc. (“the Company”) was organized under the laws of the State of Nevada.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations.  The planned operations of the Company consist of selling a business system of materials, tools and on-line, internet based support services for individuals wishing to open a business as an executive coach or career counselor.  The Company has established its year-end as December 31st. The Company has had no revenues from any source to date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for payables approximate fair values. The fair value estimates were based on estimated future cash flows.

Business Condition — The Company has not yet been able to execute its business plan. As a result, the Company has negative working capital, negative equity, and recurring operating losses and negative cash flows from operations since inception. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by any of the following: issue debt securities, issue equity securities, or loans from related parties. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Deferred Offering Costs — As of December 31, 2002, the Company had deferred direct and incremental costs associated with the public offering of its common stock. The deferred costs were intended to be recognized as a reduction of the proceeds from the offering when the proceeds are realized.  These costs were written off during 2003.

Income Taxes — The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Loss Per Share — Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

NOTE 2 – RELATED PARTY TRANSACTIONS

During 2004 and 2003, the Company received a $7,000 and $810, respectively, advance from an officer of the Company.  The advances are non-interest bearing and repayment terms have not been determined.

NOTE 3 – DEFERRED OFFERING COSTS

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

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – INCOME TAXES

The Company has paid no federal income taxes since its incorporation. As of December 31, 2004 and 2003, the Company had net operating loss carryforwards for federal income tax reporting purposes of $61,142 and $43,446, respectively, which, if unused, will expire beginning in 2021. The tax effect of the operating loss carryforwards are as follows at December 31, 2004 and 2003:

	2004	2003

Operating loss carry forwards	$ 20,788	$ 14,772
Valuation allowance	(20,788)	(14,772)

Total Deferred Tax Assets	$ —	$ —

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2004 and 2003:

	2004	2003

Tax at federal statutory rate (34%)	$ (6,016)	$ (11,710)
Change in valuation allowance	6,016	11,710

Provision for Income Taxes	$ —	$ —

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

The Company has not changed accountants during the last two fiscal years; nor has the Company had any disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

From inception through March 1, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line.  We believed that this plan would provide a needed resource for coaches and we had great hopes for realizing this vision, hopes which required financing.  Although we made efforts toward obtaining financing, we were never able to obtain sufficient financing to develop our product line.  Because our chief executive officer has concluded that further efforts to seek financing for the executive coaching business would not be fruitful, she decided to abandon this business line.  The Company has ceased to explore this business line as of March 31, 2005 and currently has no business and no assets, other than the plan to seek a business combination that might benefit shareholders.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Name               Age            Position                            Since

  Sylva Leduc*           52             Chief Executive Officer,            2001

                                       President, Director

* Sylva Leduc is our sole officer and director.

The following is a biographical summary of the experience of the directors and executive officers of the Company:

SYLVA LEDUC, 52 years old

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

Ms. Leduc spends less than 20 hours per month on Conscious Intention matters.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2004 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:

Summary Compensation Table

                                                                                            Long Term Compensation

                       Annual compensation                                            Awards                      Payouts

                       ------------------------------                        -------------------------------------------------------

 (a)                   (b)        (c)         (d)          (e)                 (f)             (g)          (h)              (i)

Name,                                                     Other              Restricted    Securities

Principal                                                 annual             stock         underlying       LTIP           All other

Position              Year      Salary($)    Bonus($)     compensation($)    award(s)($)   options/SA Rs(#) Payouts($)     Comps ($)

Sylva Leduc,          2004      $0 *         0            0                  0              0                  0              0

CEO, Principal

Accounting Officer,

Director

*Sylva Leduc has not drawn any salary from Conscious Intention. She has no present intention of drawing a salary. Ms. Leduc is not entitled to any reimbursement for any salary she has elected to forego, and such amounts would not be material. During the period ended December 31, 2004 and 2003, Sylva Leduc advanced $7,000 and $810, respectively to the Company. At December 31, 2004 and 2003 amounts still due her were $7,810 and $810, respectively.

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

DIRECTOR COMPENSATION

For the fiscal year ended December 31, 2004, our sole director, Sylva Leduc was not compensated for her services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock as of December 31, 2004, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

Executive Officers and Directors as a group as of December 31, 2004.

Title of class     Name and address of    Amount and nature of  Percent of class

                   beneficial owner        beneficial owner

Common            Sylva Leduc (1) (2)      3,647,000                  90.94%

(1) Includes 25,000 shares held by Ms. Leduc's spouse, Robert Rican.

(2) Ms. Leduc is the only officer, director and the sole person to own 5% or more of the outstanding shares. Her address is 210 Mountain Park Blvd. SW,

    Suite F204, Issaquah, WA 98027.

                    5% beneficial owners as of December 31, 2004.

Title of class     Name and address of   Amount and nature of   Percent of class

                   beneficial owner      beneficial owner

Common             Sylva Leduc (1) (2)    3,647,000                90.94%

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

Between October 12, 2001 and December 31, 2004, Sylva Leduc advanced $12,510 to the Company. At December 31, 2004 amounts still due her were $7,810.

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

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. Total annual audit fees billed for professional services rendered by Hansen, Barnett & Maxwell, P.C. during the 2004 and 2003 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Hansen, Barnett & Maxwell, P.C. in connection with statutory and regulatory filings or engagements for those fiscal years, totaled approximately $7,400 and $ 9,250, respectively.

Audit-related Fees. Total annual audit fees billed during the 2004 and 2003 fiscal years for assurance and related services by Hansen, Barnett & Maxwell, P.C. that are reasonably related to the performance of the audit or review of Conscious Intention, Inc.'s financial statements and not reported in the paragraph above under "Audit Fees" were $0 and $0, respectively.

Tax Fees. The total fees billed during the 2004 and 2003 for professional services rendered by Hansen, Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning services were approximately $200 and $0, respectively. Specifically, these services involved preparation of the consolidated tax returns and guidance on tax accruals.

All Other Fees. There were no fees billed by Hansen, Barnett & Maxwell, P.C. during our 2004 and 2003 fiscal years for any other services rendered to Conscious Intention, Inc. other than the amounts set forth above.

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

Dated: April 7, 2005