Form 10QSB
period 2005-03-31
CONSCIOUS INTENTION INC
filed 2005-05-20
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-50366

Conscious Intention, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	94-3409449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Mountain Park Blvd. SW, Ste F204
Issaquah, WA	98027
(Address of principal executive offices)	(Zip/Postal Code)

(425) 557-6622
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  YES    [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 4,020,000 common stock shares, par value $0.001, as of March 31, 2005.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements	4

	Condensed Balance Sheets (Unaudited) - March 31, 2005 and December 31, 2004	4

	Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and for the Period from October 12, 2001(Date of Inception) through March 31, 2004 (Unaudited)	5

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and for the Period from October 12, 2001 (Date of Inception) through March 31, 2005 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2	Plan of Operation	8

Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION	11

Item 1	Legal Proceedings	11

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6	Exhibits and Reports on Form 8-K	11

Signature		12

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets		-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Funds drawn in excess of cash in bank	$-	$2
Accounts payable	39,912	39,330
Payable to related party	7,810	7,810

Total Current Liabilities	47,722	47,142

Stockholders’ Deficit
Common stock - $0.001 par value; 10,000,000 shares
authorized; 4,020,000 and 4,020,000 shares issued and outstanding	4,020	4,020
Additional paid-in capital	9,980	9,980
Deficit accumulated during the development stage	(61,722)	(61,142)

Total Stockholders’ Deficit	(47,722)	(47,142)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Cumulative Period from October 12, 2001 (Date of Inception) through March 31,
	2005	2004	2005

Revenue	$-	$-	$-

General and administrative expenses	(580)	(2,387)	(61,752)

Interest Income	-	-	30

Net Loss	$(580)	$(2,387)	$(61,722)

Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding	4,020,000	4,020,000

The accompanying notes are an integral part of these financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,		For the Cumulative Period From October 12, 2001 (Date of Inception) through March 31,
	2005	2004	2005
Cash Flows from Operating Activities
Net loss	$(580)	$(2,387)	$(61,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in assets and liabilities:
Deferred offering costs	-	-	23,844
Funds drawn in excess of cash in bank	(2)	-	-
Accounts payable	582	2,355	16,068
Net Cash Used in Operating Activities	-	(32)	(21,810)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Proceeds from payable to related party	-	-	12,510
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Net Cash Provided by Financing Activities	-	-	21,810

Net Increase (Decrease) in Cash	-	(32)	-

Cash at Beginning of period	-	88	-

Cash at End of Period	$-	$56	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Sales and marketing.

We do not expect to spend any money on sales or marketing in the forseeable future. We did not spend any money on sales and marketing during the three months ended March 31, 2005.

General and administrative.

General and administrative expenses were $580 during the three months ending March 31, 2005 and $2,387 during the three months ending March 31, 2004.

Financial Condition

For the three-month period ended March 31, 2005, Conscious Intention had a net loss of $580 while for the period ended March 31, 2004, the Company had a net loss of $2,387. Also, for the period ended March 31, 2005, the Company had a working capital deficit of $47,722 while for the period ended Decmeber 31, 2004, the Company had a working capital deficit of $47,142.

Conscious Intention's current financial condition makes it impossible to commence operations of any kind until a suitable business combination is discovered.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended March 31, 2005 and 2004 was $0 and ($32) respectively. As of March 31, 2005, we had no cash. Net cash used in operating activities was zero due to the cessation of our business efforts.

Net cash provided by financing activities was $0 for the three-month period ended March 31, 2005. Net cash provided by financing activities was $0 for the period ended March 31, 2004.

As of March 31, 2005 our principal commitments consisted of our obligations outstanding under accounts payable and our notes payable to related parties. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

(b)      REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2005:

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

Dated: May 19, 2005