Form 10QSB
period 2005-06-30
CONSCIOUS INTENTION INC
filed 2005-08-15
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 4,020,000 common stock shares, par value $0.001, as of August 12, 2005.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements	4

	Condensed Balance Sheets (Unaudited) -June 30, 2005 and December 31, 2004	4

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 and for the Period from October 12, 2001( Date of Inception) through June 30, 2005 (Unaudited)	5

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Period from October 12, 2001 (Date of Inception) through June 30, 2005 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2	Plan of Operation	8

Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION	11

Item 1	Legal Proceedings	11

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6	Exhibits and Reports on Form 8-K	11

Signature		12

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Funds drawn in excess of cash in bank	$-	$2
Accounts payable	34,038	39,330
Payable to related parties	17,810	7,810

Total Current Liabilities	51,848	47,142

Stockholders’ Deficit
Common stock - $0.001 par value; 10,000,000 shares authorized; 4,020,000 and 4,020,000 shares issued and outstanding	4,020	4,020
Additional paid-in capital	9,980	9,980
Deficit accumulated during the development stage	(65,848)	(61,142)

Total Stockholders’ Deficit	(51,848)	(47,142)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Cumulative Period from October 12, 2001 (Date of Inception through June 30,
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	(4,126)	(2,320)	(4,706)	(4,707)	(65,878)

Interest Income	-	-	-	-	30

Net Loss	$(4,126)	$(2,320)	$(4,706)	$(4,707)	$(65,848)

Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	4,020,000	4,020,000	4,020,000	4,020,000

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,		For the Cumulative Period From October 12, 2001 (Date of Inception) through June 30,
	2005	2004	2005
Cash Flows from Operating Activities
Net loss	$(4,706)	$(4,707)	$(65,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in assets and liabilities:
Deferred offering costs	-	-	23,844
Funds drawn in excess of cash in bank	(2)	-	-
Accounts payable	(5,292)	(2,341)	10,194
Net Cash Used in Operating Activities	(10,000)	(7,048)	(31,810)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Proceeds from payable to related party	(10,000)	7,000	22,510
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Net Cash Provided by Financing Activities	(10,000)	7,000	1,810

Net Increase (Decrease) in Cash	-	(48)	-

Cash at Beginning of period	-	88	-

Cash at End of Period	$-	$40	$-

The accompanying notes are an integral part of these condensed financial statements

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s December 31, 2004 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company received $10,000 and $7,000, respectively, advance from an officer of the Company. The advances are non-interest bearing and repayment terms have not been determined.

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

Overview

Conscious Intention is a development stage company. From inception through June 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line. We believed that this plan would provide a needed resource for coaches and we had great hopes for realizing this vision, hopes which required financing. Although we made efforts toward obtaining financing, we were never able to obtain sufficient financing to develop our product line. Because our chief executive officer has concluded that further efforts to seek financing for the executive coaching business would not be fruitful, she decided to abandon this business line. The Company has ceased to explore this business line as of June 30, 2005 and currently has no business and no assets, other than the plan to seek a business combination that might benefit shareholders.

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

Sales and marketing.

We do not expect to spend any money on sales or marketing in the foreseeable future. We did not spend any money on sales and marketing during the six months ended June 30, 2005.

General and administrative.

General and administrative expenses were $4,126 during the three months ended June 30, 2005 and $2,320 during the three months ending June 30, 2004.

Financial Condition

For the three-month period ended June 30, 2005, Conscious Intention had a net loss of $4,126 while for the period ended June 30, 2004, the Company had a net loss of $2,320. Also, for the period ended June 30, 2005, the Company had a working capital deficit of $51,848 while for the period ended December 31, 2004, the Company had a working capital deficit of $47,142.

Conscious Intention's current financial condition makes it impossible to commence operations of any kind until a suitable business combination is discovered.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended June 30, 2005 and 2004 was $10,000 and $7,048 respectively. As of June 30, 2005, we had no cash. Net cash used in operating activities was zero due to the cessation of our business efforts.

Net cash provided by financing activities was $0 for the three-month period ended June 30, 2005. Net cash provided by financing activities was $7,000 for the period ended June 30, 2004.

As of June 30, 2005 our principal commitments consisted of our obligations outstanding under accounts payable and our notes payable to related parties. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Property and equipment

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

Not Applicable

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

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2005:

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

Dated: August 12, 2005