Form 10QSB
period 2005-09-30
CONSCIOUS INTENTION INC
filed 2005-11-21
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50366

Conscious Intention, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	94-3409449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6620 Lake Washington Blvd, Suite 301
Kirkland, Washington,	98033
(Address of principal executive offices)	(Zip/Postal Code)

(425) 557-6622
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  YES    [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 9,970,000 common stock shares, par value $0.001, as of November 15, 2005.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

	Condensed Balance Sheets (Unaudited) - September 31, 2005 and December 31, 2004	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 31, 2005 and 2004 and for the Period from October 12, 2001( Date of Inception) through September 31, 2005 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended September 31, 2005 and 2004 and for the Period from October 12, 2001 (Date of Inception) through September 31, 2005 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2	Plan of Operation	6

Item 3	Controls and Procedures	9

PART II	OTHER INFORMATION	9

Item 1	Legal Proceedings	9

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	9

Item 3	Defaults Upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits and Reports on Form 8-K	10

Signature		11

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$30,000	$-

Total Assets	$30,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Funds drawn in excess of cash in bank	$-	$2
Accounts payable	12,337	39,330
Accrued Liabilities	2,500	-
Payable to related parties	17,810	7,810
Note payable	55,000	-

Total Current Liabilities	87,647	47,142

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 10,000,000 shares authorized, 4,020,000 issued and outstanding	4,020	4,020
Paid in capital	9,980	9,980
(Deficit) accumulated during the development stage	(71,647)	(61,142)

Total Stockholders' Equity (Deficit)	(57,647)	(47,142)

	$30,000	$-

The accompanying notes are an integral part of these financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		From October 12, 2001 (inception) to September 30,
	2005	2004	2005	2004	2005

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	5,799	1,917	10,505	6,624	71,677
Interest expense (income)	-	-	-	-	(30)

Total expenses	5,799	1,917	10,505	6,624	71,647

NET (LOSS)	$(5,799)	$(1,917)	$(10,505)	$(6,624)	$(71,647)

BASIC NET (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING	4,020,000	4,020,000	4,020,000	4,020,000

The accompanying notes are an integral part of these financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,		From October 12, 2001 (inception) to
	2005	2004	September 30, 2005

OPERATING ACTIVITIES
Net (loss) from operations	$(10,505)	$(6,624)	$(71,647)

Changes in operating assets and liabilities:
Deferred offering costs	-	-	23,844
Increase (decrease) in accounts payable	(26,993)	(448)	(11,507)
Increase in accrued liabilities	2,500	-	2,500
Total adjustments	(24,493)	(448)	14,837

Net cash (used by) operating activities	(34,998)	(7,072)	(56,810)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	14,000
Proceeds from note payable	55,000	-	55,000
Increase in payable to related party	10,000	7,000	17,810

Net cash provided by financing activities	65,000	7,000	86,810

Net increase (decrease) in cash	30,002	(72)	30,000

Cash, Beginning of period	(2)	88	-

Cash, End of period	$30,000	$16	$30,000

The accompanying notes are an integral part of these financial statements

CONSCIOUS INTENTION, INC.
Notes to Condensed Financial Statements (Unaudited)
September 31, 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2004 Annual Report on Form 10-KSB.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company received $10,000, and $7,000, respectively, advance from an officer of the Company. The advances are non-interest bearing and repayment terms have not been determined.

NOTE 3 - NOTES PAYABLE

During the period, the Company entered into a note payable with a non-related party. The demand note payable is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 4 - SUBSEQUENT EVENT

On November 11, 2005, the Company’s sole director and Chief Executive Officer entered into an agreement to sell approximately 90% of the Company’s outstanding common stock to a non-related party. Under the terms of the agreement, the seller agreed to step down as the sole director and Chief Executive Officer of the Company. Pursuant to the agreement, the purchaser is the new President and Chief Executive Officer of the Company. On the same date, the outgoing Chief Executive Officer agreed to forgive $17,810 in related party payables owed to her by the Company.

On November 11, 2005, the Company issued 5,950,000 common shares to the new President and Chief Executive Officer in consideration for the settlement of a $55,000 non-interest bearing note payable, which was advanced by the individual during the quarter ended September 30, 2005.

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

Overview

Conscious Intention is a development stage company focused on providing high value management consultancy services to corporations in specifically targeted key industries. From inception through September 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line. We believed that this plan would provide a needed resource for coaches and we had great hopes for realizing this vision, hopes which required financing. Although we made efforts toward obtaining financing, we were never able to obtain sufficient financing to develop our product line. We also hoped that coaching software owned by our former chief executive officer, Sylva Leduc, would be integrated into the company as a result of such financing. Because our former chief executive officer concluded that further efforts to seek financing for the executive coaching business would not be fruitful, she decided to sell the coaching software product rather than integrate it into Conscious Intention, Inc. In June, 2005, Turning Point NW, LLC, which Sylva Leduc is a principal of, sold the software business to John Wiley and Sons, Inc., financial publishers. Ms. Leduc then proceeded to find another direction for Conscious Intention that would be related to its core business are of executive coaching and management consulting. Toward that end, she identified Andrew Hamilton, a management consultant, as someone who would be able to lead Conscious Intention to new growth opportunities. On November 10, 2005, Ms. Leduc sold the substantial portion of her interest in the Company to Mr. Andrew Hamilton, appointed him as Sole Director, Chief Executive Officer and Principal Accounting and Financial Officer of the Company and resigned from all of her positions and offices at the Company. Ms. Leduc no longer has any role in Conscious Intention. Mr. Hamilton has now targeted the Company in the area of management consulting. The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting business. By the end of November, 2005, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

Conscious Intention's principal products and services

Conscious Intention is currently providing high valued added management consultancy services to corporations in five key strategic growth industries, consisting of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. These services are billed on either an hourly or flat fee engagement basis. The Company is currently providing such services and intends to rapidly expand its capacity for providing such services in the future.

Distribution and marketing methods

The Company markets it’s services through the personal sales efforts of Chief Executive Officer Andrew Hamilton. Mr. Hamilton has a substantial list of former and current clients to whom he will be marketing the Company’s services. Mr. Hamilton also intends to hire a sales and marketing manager who will be focused on attracting new customers by means of internet marketing, direct mailing, conference presentations and live telephone solicitations of referrals from Mr. Hamilton’s existing personal network.

Status of products and services

The Company is currently offering management consultancy services.

Business Combination

We are actively evaluating opportunities for growth through a business combination by acquiring one or more small consultancy firms, in the United States, India or China or by acquiring a business in one of the company’s five key strategic industry segments of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. There can be no assurance that, even if we desired such a business combination, it would be available under suitable terms and conditions.

Revenues

Conscious Intention has derived no revenue to date. The Company has plans to develop revenues through consulting fees and other through a business combination, though no such consulting arrangements currently exist and no such business combination targets have been identified.

Sales and marketing.

We expect to spend $5,000-$25,000 on sales and marketing in the quarter ending December 30, 2005. We did not spend any money on sales and marketing during the nine months ended September 30, 2005.

General and administrative.

General and administrative expenses were $5,799 during the three months ending September 30, 2005 and $1,917 during the three months ending September 30, 2004.

Financial Condition

For the three-month period ended September 30, 2005, Conscious Intention had a net loss of $5,799 while for the period ended September 30, 2004, the Company had a net loss of $1,917. Also, for the period ended September 30, 2005, the Company had a working capital deficit of $57,647 while for the period ended December 31, 2004, the Company had a working capital deficit of $47,142.

Conscious Intention's current financial condition means it is critical to acquire revenue through consulting engagements.

Liquidity and capital resources

Net cash used in operating activities for the nine-month period ended September 30, 2005 and 2004 was $34,998 and $7,072 respectively. As of September 30, 2005, we had $30,000 in cash.

Net cash provided by financing activities was $65,000 for the nine-month period ended September 30, 2005. Net cash provided by financing activities was $7,000 for the period ended September 30, 2004.

As of September 30, 2005 our principal commitments consisted of our obligations outstanding under accounts payable and our notes payable to related parties. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to receive an infusion of capital from our chief executive officer, revenue from consulting or receive funding from another source in order to continue to seek a business combination.

We need to secure additional cash as soon as possible. We have no current plan to find such cash other than through consulting revenue, a business combination or loans from our chief executive officer or shareholders, which cannot be assured.

Conscious Intention's short-term prospects are challenging considering our lack of financial resources, however, as we have relatively low monthly operating expenses and anticipate revenues from consulting services during the next quarter, our short-term prospects should improve significantly if such revenue is received.

Cash requirements

Presently, without additional cash, we will not be able to grow our operations significantly, however we have commenced seeking consulting revenue and believe we have sufficient cash to last until we receive consulting revenue. We have limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash through revenue or financing. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Conscious Intention. We have not decided at what price or under what terms we will raise such additional funds. We are actively seeking a business combination as a source of funds, though no assurance can be given that we will be successful in finding such a combination.

Research and development

We have no present intention to spend any money on research and development over the next 12 months.

Plant and equipment

We currently have an office in Kirkland, Washington. We will be leasing office space in India and in the United States and moving out of our Kirkland office during the three month period ending December 31, 2005. We expect the annual office expenses from these offices to be about $15,000.

Employees

We have one full-time employee currently, however, we plan to have at least three employees by December 31, 2005 and intend to have at least 12 consulting employees and 3 support persons by September 30, 2006.

The Company’s executive offices are currently located at 6620 Lake Washington Blvd, Suite 301
Kirkland, Washington, 98033. The company’s telephone number is (425) 557-6622. The company intends to move offices and change phone numbers within the next 30 days.

ITEM 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In September 2003 we issued registered common stock with a deemed value of $.50 per share to four investors, James Price, Tim Rieu, Aero Financial, Inc., and Nixel Holdings LLC. We received $10,000 in gross proceeds. 10,000 shares were issued, and 10,000 shares have been paid for but not yet issued. The proceeds received were used to pay outstanding offering costs. The shares were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act. In September, 2005, we sold 5,950,000 common shares to chief executive officer Andrew Hamilton for a cash investment of $30,000 and payment of our outstanding accounts payable of $25,000.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

None during the quarter ended September 30, 2005.

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

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2005:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

/s/ Andrew Hamilton

Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 17, 2005