Form 10KSB
period 2005-12-31
CONSCIOUS INTENTION INC
filed 2006-04-19
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-50366

Conscious Intention, Inc.
(Name of small business issuer in its charter)

Nevada	94-3409449
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6620 Lake Washington Blvd, Suite 301
Kirkland, Washington,	98033
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:    (604)505-1085

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
______________________________	__________________________

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.0001 par value, 9,970,000 shares issued and outstanding as of March 31, 2006.

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2005. There is currently no market in the issuers securities and no basis upon which the value of non-affiliate shares can be reasonably calculated at this point. Based on the company’s last financing at $0.009244 per share, the approximate value of non-affiliate shares is $3,513.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "assumes," "believes," "anticipates," "plans, "and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to develop any significant revenue. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

PART I

Item 1. Description of Business

A.	Business Development and Summary

Conscious Intention is a development stage company focused on providing high value management consultancy services to corporations in specifically targeted key industries. From inception through June 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line. We believed that this plan would provide a needed resource for coaches and we had great hopes for realizing this vision, hopes which required financing. Although we made efforts toward obtaining financing, we were never able to obtain sufficient financing to develop our product line. We also hoped that coaching software owned by our former chief executive officer, Sylva Leduc, would be integrated into the company as a result of such financing. Because our former chief executive officer concluded that further efforts to seek financing for the executive coaching business would not be fruitful, she decided to sell the coaching software product rather than integrate it into Conscious Intention, Inc. In June, 2005, Turning Point NW, LLC, which Sylva Leduc is a principal of, sold the software business to John Wiley and Sons, Inc., financial publishers. Ms. Leduc then proceeded to find another direction for Conscious Intention that would be related to its core business of executive coaching and management consulting. Toward that end, she identified Andrew Hamilton, a management consultant, as someone who would be able to lead Conscious Intention to new growth opportunities. On November 10, 2005, Ms. Leduc sold the substantial portion of her interest in the Company to Mr. Andrew Hamilton, appointed him as Sole Director, Chief Executive Officer and Principal Accounting and Financial Officer of the Company and resigned from all of her positions and offices at the Company. Ms. Leduc no longer has any role in Conscious Intention. Mr. Hamilton has now targeted the Company in the area of management consulting. The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting business. By the end of May, 2006, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

CONSCIOUS INTENTION currently has no customers and no revenue.

The Company's executive offices are located at 6620 Lake Washington Blvd, Suite 301, Kirkland, Washington,, 98101. The Company's telephone number is 604-505-1085.

The Company's fiscal year end is December 31.

B.	Business of Issuer

(1)	Principal Products and Services and Principal Markets

Overview

Although Conscious Intention was originally incorporated for the purposes of developing internet based software products for the executive coaching market, the company was never successful in completing a product or attracting customers and abandoned this business in early 2005. In November of 2005, Mr. Andrew Hamilton replaced CEO Sylva Leduc and began to implement a plan to have the Company function in the area of management consulting. The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting business. By the end of May, 2006, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

Current Operations

CONSCIOUS INTENTION maintains its day-to-day operations from the home of its chief executive officer in Vancouver, British Columbia, Canada. Our chief executive officer is currently the sole part time employee. There are no full-time employees.

Marketing Activities

Our current marketing activities are limited to the in-person, telephone and email based efforts of our chief executive officer to secure management consulting contracts through his personal network of contacts.

Service Marketing Strategy

The Company's four point marketing plan covers methods of (a)identifying critical areas requiring consulting in which our chief executive officer has some expertise. (b) Gathering Data: developing a list of potential clients; (c) making targeted presentations to decision makers at those clients; (d) speaking at industry events and other venues that may attract potential clients.

(2)	Distribution Methods of the Services

At the moment, the company’s consulting products are not currently being offered to any customers, however, once a customer is secured the consulting services would be delivered directly in person or over email or telephone to clients.

(3)	Status of Any Announced New Product or Service

We are currently able to offer consulting services in the fields of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences provided currently through the personal consulting services of our chief executive officer. We have plans to hire additional consultants from the Indian subcontinent but as yet have not hired any such consultants.

(4)	Competitive Business Conditions and the Issuer's Competitive Position

Industry Description

The management consulting industry is dominated by large, multi-national corporations who provide a comprehensive range of services to an international client base and is also comprised of specialty consultancies devoted to specific industry groups. Fees for such services are generally paid on an hourly or per-engagement cash basis.

Competitive Position in our Industry.

We have a very tenuous position within our industry, as our only current consultant is our chief executive officer, who is not a senior consultant. We also do not have sufficient resources currently to take on an engagement substantially larger than could be performed by our chief executive officer. In short, we are among most vulnerable, least significant competitors in our entire industry.

Methods of Competition

The methods of competition in the management consulting industry tend to involve competition on the basis of industry expertise, number of consultants, geographic presence, ability to demonstrate an historical track-record of providing a return on investment relative to consulting fees and referrals from large accounting firms and law firms.

(5)	Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

Not applicable.

(6)	Customers

The Company does not foresee that its business in the future will depend on one or a few major customers, although the Company will be very, very dependent on its first few customers, but after these are selected, the Company intends to diversify its customer base. This observation could change if the Company is selected by a substantial concern as a provider of consulting services requiring the Company to engage outside consultants, which would place us in an extraordinarily dependent relationship vis-à-vis such a customer.

(7)	Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor

We will protect our intellectual property through a combination of trade secrets, confidentiality agreements and trademarks. We currently have no intellectual property.

(8)	Government Approval of Principal Products or Services

None.

(9)	Effects of Existing or Probable Governmental Regulations

Our business is not subject to any laws which are not applicable to virtually any corporation doing business in the United States or Canada. However, we do intend to employ additional consultants from the Indian Subcontinent. Current regulations permit such employment, but these regulations could change.

We also face risks from legislation that could be passed in the future. For example, if state legislatures or Federal regulators were to attempt to regulate the delivery of management consulting services.

(10)	Research and Development Activities

We do not currently have any plans to spend any resources on research and development during the next 12 months.

(11)	Impact of Environmental Laws

None.

(12)	Employees

The Company currently has 1 part-time employee and no full-time employees.

C.	Reports to Security Holders

(1)	Annual Reports

CONSCIOUS INTENTION will furnish its shareholders with annual financial reports certified by CONSCIOUS INTENTION's independent auditors.

(2)	Periodic Reports with the SEC

CONSCIOUS INTENTION is a reporting issuer with the Securities and Exchange Commission. CONSCIOUS INTENTION will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required to maintain the fully reporting status.

(3)	Availability of Filings

The public may read and copy any materials CONSCIOUS INTENTION files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

The Company's executive offices are located in the residence of the Company’s chief executive officer. The Company's telephone number is 604-505-1085. We do not pay any rent for this facility.

Item 3. Legal Proceedings.

CONSCIOUS INTENTION is not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ending December 31, 2005, no matter was submitted for vote to holders of the Company’s securities.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's equity is not currently traded on any exchange.

Outstanding Options, Conversions, and Planned Issuance of Common Stock

There are no outstanding warrants or options to purchase the Company’s stock.

Security Holders

CONSCIOUS INTENTION currently has 9,970,000 shares of Common Stock issued and outstanding.

Dividends

As of the date of this report, CONSCIOUS INTENTION has not declared nor paid any dividends on its Common Stock. As of the date of this report, CONSCIOUS INTENTION does not have a formal dividend policy.

Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of CONSCIOUS INTENTION is Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, (702) 361-3033.

Recent Sales of Unregistered Securities.

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

Item 6. Management's Analysis of Financial Condition and Plan of Operation.

A.	Management's Analysis of Financial Condition

This section should be read in conjunction with the audited financial statements included in Part II of this filing.

Since inception, the Company generated no revenues and incurred a cumulative net loss of $54,234. The Company's loss resulted primarily from legal and accounting fees.

As noted by the Auditors, the Company has limited operations and very little cash, which raises substantial doubt about its ability to continue as a going concern. Due to the Company's lack of any current revenue source, the Company is dependent upon its ability to secure equity and/or debt financing or to obtain a consulting engagement. There are no assurances that the Company will be successful in securing such funding or such an engagement. It is important to note that without additional capital, it would be unlikely for the Company to continue as a going concern and it may be forced to terminate business operations.

Over the next twelve months, the Company plans to take the following material steps to further implement our business plan:

(1)	Plan of Operation:

The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting business. By the end of May, 2006, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

(2)	Material Steps Required to Implement the Twelve-Month Plan:

Our twelve-month plan requires us to accomplish the following steps:

1.	Identify potential consulting clients.
2.	Identify potential new hires in India.
3.	Develop a pricing structure.
4.	Search for acquisition opportunities.

(3)	Estimated Costs and Timetable for Completion of Steps:

The company estimates that the above steps should cost no more than $25,000 and be completed within 12 months.

Management's Analysis of Financial Performance

The Company had no significant operations from the period January 1, 2005 until December 31, 2005. It financed its operations, which were limited to seeking a business combination and its public reporting requirements. Since inception, the Company has generated no revenue and a loss of $54,234.

The Company is considered a development stage company.

On November 11, 2005, the Company issued 5,950,000 common shares to the new President and Chief Executive Officer in consideration for the settlement of a $55,000 non-interest bearing advance.

CONSCIOUS INTENTION financed its operations during the period from advances from shareholders and an increase in accounts payable.

As of December 31, 2005, CONSCIOUS INTENTION had $30,000 in current assets and $15,234 in current liabilities. The current assets consisted of cash. The current liabilities consisted of accounts payable.

B.	Plan of Operation

The Company believes that it has insufficient resources to support its operations for the next twelve to eighteen months.

CONSCIOUS INTENTION believes that it has insufficient resources to support its operations for the next twelve to eighteen months. Without realizing revenues or additional borrowings, CONSCIOUS INTENTION will face financial difficulties and needs to raise additional capital. It is the intent of CONSCIOUS INTENTION, in the next twelve months, to generate investment and revenues sufficient to operate and grow as a going concern.

Item 7. Financial Statements

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Conscious Intention, Inc.

We have audited the accompanying balance sheets of Conscious Intention, Inc. (a development stage enterprise) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from October 12, 2001 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conscious Intention, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the cumulative period from October 12, 2001 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 17, 2006

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$30,000	$-

Total Assets	$30,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Funds drawn in excess of cash in bank	$-	$2
Accounts payable	15,234	39,330
Payable to related parties	-	7,810

Total Current Liabilities	15,234	47,142

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 10,000,000 shares authorized, 9,970,000 and 4,020,000 issued and outstanding, respectively	9,970	4,020
Paid in capital	59,030	9,980
(Deficit) accumulated during the development stage	(54,234)	(61,142)

Total Stockholders' Equity (Deficit)	14,766	(47,142)

	$30,000	$-

See accompanying notes to the financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From October 12, 2001
	Year ended	Year ended	(Date of Inception) to
	December 31, 2005	December 31, 2004	December 31, 2005

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	10,902	17,696	72,074

Total expenses	10,902	17,696	72,074

Net (loss) from operations	(10,902)	(17,696)	(72,074)

Gain on forgiveness of debt	17,810	-	17,810
Interest income	-	-	30
Net income (loss)	$6,908	$(17,696)	$(54,234)

NET (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,011,667	4,020,000

See accompanying notes to the financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in	(Deficit) Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance - October 12, 2001 (date of inception)	-	$-	$-	$-	$-

Shares issued for cash, $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss				(3,792)	(3,792)

Balance - December 31, 2001	4,000,000	4,000	-	(3,792)	208

Net loss	-	-	-	(5,214)	(5,214)

Balance - December 31, 2002	4,000,000	4,000	-	(9,006)	(5,006)

Shares issued for cash, $0.50 per share	20,000	20	9,980	-	10,000

Net loss	-	-	-	(34,440)	(34,440)

Balance - December 31, 2003	4,020,000	4,020	9,980	(43,446)	(29,446)

Net loss	-	-	-	(17,696)	(17,696)

Balance - December 31, 2004	4,020,000	4,020	9,980	(61,142)	(47,142)

November 11, 2005, Stock issued for payment of advance	5,950,000	5,950	49,050		55,000

Net income	-	-	-	6,908	6,908

Balance, December 31, 2005	9,970,000	$9,970	$59,030	$(54,234)	$14,766

See accompanying notes to the financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From October 12, 2001
	Year ended December 31,		(Date of Inception) to
	2005	2004	December 31, 2005

OPERATING ACTIVITIES
Net income (loss) from operations	$6,908	$(17,696)	$(54,234)
Adjustments to reconcile net income (loss) to net cash from operating activities
Gain on forgiveness of debt	(17,810)	-	(17,810)
Changes in operating assets and liabilities:
Deferred offering costs	-	-	23,844
Funds drawn in excess of cash in bank	(2)	2	-
Increase (decrease) in accounts payable	(14,096)	10,606	1,390
Net cash used in operating activities	(25,000)	(7,088)	(46,810)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	55,000	-	55,000
Decrease in payable to related party	-	7,000	12,510

Net cash provided by financing activities	55,000	7,000	76,810

Net increase (decrease) in cash	30,000	(88)	30,000

Cash, Beginning of period	-	88	-

Cash, End of period	$30,000	$-	$30,000

See accompanying notes to the financial statements

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprises)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On October 12, 2001, Conscious Intention, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations. At inception, the planned operations of the Company consisted of selling a business system of materials, tools and on-line, internet based support services for individuals wishing to open a business as an executive coach or career counselor. The Company has established its year-end as December 31st. The Company has had no revenues from any source to date. In November, 2005, the Company changed its business model to provide management consulting services in connection with the resignation of the previous President and Chief Executive Officer and the appointment of a new Chief Executive Officer.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments— The carrying amounts reported in the accompanying financial statements for payables approximate fair values. The fair value estimates were based on estimated future cash flows.

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

Income Taxes— The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Basic Loss Per Share — Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

CONSCIOUS INTENTION, INC.
(A Development Stage Enterprises)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2004, the Company received an advance of $7,000 from an officer of the Company. The advance was non-interest bearing and repayment terms were not determined. On November 11, 2005, the Company’s sole director and Chief Executive Officer entered into an agreement to sell approximately 90% of the Company’s outstanding common stock to a non-related party. Under the terms of the agreement, the seller agreed to step down as the sole director and Chief Executive Officer of the Company. Pursuant to the agreement, the purchaser is the new President and Chief Executive Officer of the Company. On the same date, the outgoing Chief Executive Officer agreed to forgive $7,810 in related party payables owed to her by the Company. In addition, the Company's corporate counsel forgave $10,000 in monies owed to him by the Company for legal services rendered. The new, controlling, shareholder acquired his stock at nominal value. The Company had no assets and the liabilities were recorded at their fair value.

NOTE 4 - STOCKHOLDERS’ EQUITY

In October 2001, the Company issued 3,622,000 shares of common stock to an officer and director of the Company for cash. The proceeds from the issuance of the stock were $3,622 or $0.001 per share. Additionally during the period ended December 31, 2001, the Company issued 378,000 shares of common stock to unrelated purchasers for cash proceeds of $378 or $0.001 per share. During September 2003, the Company issued 20,000 shares of common stock for $10,000 cash, or $0.50 per share, to third-party investors. There are no stated rights or obligations associated with the sale of the stock. Proceeds from the sale were used to reduce accounts payable. On November 11, 2005, the Company issued 5,950,000 common shares to the new President and Chief Executive Officer in consideration for the settlement of a $55,000 non-interest bearing advance. The share issuance was recorded in common stock and additional paid in capital.

NOTE 5 - INCOME TAXES

The Company has paid no federal income taxes since its incorporation. As of December 31, 2005 and 2004, the Company had net operating loss carryforwards for federal income tax reporting purposes of $54,234 and $61,142, respectively, which, if unused, will expire beginning in 2021. The tax effect of the operating loss carryforwards are as follows at December 31, 2005 and 2004:

	2005	2004

Operating loss carry forwards	$18,440	$20,788
Valuation allowance	(18,440)	(20,788)

Total Deferred Tax Assets	$—	$—

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2005 and 2004:

	2005	2004

Tax at federal statutory rate (34%)	$(2,349)	$(6,016)
Benefit of operating loss carryforward	(1,382)	—
Change in valuation allowance	20,039	6,016

Provision for Income Taxes	$—	$—

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

A. Directors, Executive Officers and Significant Employees

The names, ages, and positions of the Company's current and former directors, executive officers, and significant employees are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE/UNTIL

Andrew Hamilton	35	Sole Director, President, CEO, Principal Accounting and Financial Officer	November 2005/Present

Andrew Hamilton has been employed for the last five years as an independent management consultant.

The Company does not have an audit committee financial expert serving on its audit committee. The Company believes that an audit committee financial expert is not currently needed due to the fact that the Company has a limited number of financial transactions, the financial transactions being conducted are not complex, and the Company has limited resources available to hire such an expert.

B.	Family Relationships

None.

C.	Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

Summary Compensation Table

NAME	POSITION	COMPENSATION

Andrew Hamilton	President, Treasurer, Secretary, and Director	None

Employment Contracts

The Company has no employment agreements with any of its officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this Registration Statement with respect to the beneficial ownership of the Common Stock of the Company by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class	Name of Beneficial Owner	Number of Shares	% of Class
Common Stock	Andrew Hamilton, President, Treasurer, Chief Executive Officer, Secretary, Principal Accounting Officer, Director.	9,572,000	98.6%

Footnotes:
(1).	The address for Andrew Hamilton is #302 - 1275 Hamilton St. Vancouver BC, Canada V6B 1E2

Change in Control

No arrangements exist that may result in a change of control of CONSCIOUS INTENTION.

Item 12. Certain Relationships and Related Transactions.

On November 11, 2005, the Company’s sole director and Chief Executive Officer Sylva K. Leduc entered into an agreement to sell approximately 90% of the Company’s outstanding common stock to a non-related party, Andrew Hamilton . Under the terms of the agreement, the seller agreed to step down as the sole director and Chief Executive Officer of the Company. Pursuant to the agreement, the purchaser Andrew Hamilton is the new President and Chief Executive Officer of the Company. On the same date, the outgoing Chief Executive Officer agreed to forgive $17,810 in related party payables owed to her by the Company.

On November 11, 2005, the Company issued 5,950,000 common shares to the new President and Chief Executive Officer Andrew Hamilton in consideration for the settlement of a $55,000 non-interest bearing note payable. The share issuance was recorded in common stock and additional paid in capital.

Item 13. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.1 (i)	Articles of Incorporation of the Company and Amendments thereto, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

3.2 (ii)	By-Laws of the Company previously filed and incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Items reported on Form 8-K.

There was one report issued on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2005.

Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with the private purchase by Andrew Hamilton of 3,622,000 shares of common stock in Conscious Intention, Inc., a Nevada Corporation (“CI”) on November 10, 2005, the board of directors of Conscious Intention, Inc. (the “Board”) appointed Andrew Hamilton to the Board of Directors as the Sole Director and as President, Chief Executive Officer and Principal Accounting Officer accepted the resignation of Sylva Leduc as Sole Director, President, Chief Executive Officer and Principal Accounting Officer.

Item 8.01. Other Items.

On November 10, 2005 Sylva Leduc, President, Chief Executive Officer, Sole Director and Principal Financial and Accounting Officer of Conscious Intention, Inc. a Nevada corporation, (“CI”) entered into an agreement with Andrew Hamilton to sell 3,622,000 common shares in CI held by Ms. Leduc to Mr. Hamilton. Until November 10, 2005, Mr. Hamilton was not a shareholder of CI, however, he did advance $30,000 to CI on September 30, 2005 and paid additional expenses of $25,000 on behalf of CI. On November 11, 2005, Mr. Hamilton received 5,950,000 shares in CI in exchange for the $55,000 previously advanced, thereby purchasing 5,950,000 common shares of CI at a per share purchase price of $0.00924 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. Total annual audit fees billed for professional services rendered by Hansen, Barnett and Maxwell during the 2005 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Hansen Barnett and Maxwell in connection with statutory and regulatory filings or engagements for 2005, totaled $5,363. Audit fees billed for our fiscal year ending December 31, 2004 were $8,173.

Audit-related Fees. Total annual audit fees billed during the 2005 fiscal year for assurance and related services by Hansen, Barnett and Maxwell that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported in the paragraph above under "Audit Fees" were $0.

Tax Fees. The total fees billed during the 2005 for professional services rendered by Hansen, Barnett and Maxwell for tax compliance, tax advice, and tax planning services were $0

All Other Fees. There were no fees billed by Hansen, Barnett and Maxwell during our 2005 fiscal year for any other services rendered to the Company other than the amounts set forth above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc. Inc.
(Registrant)

Signature	Title	Date

/s/ Andrew Hamilton	President, Principal Executive Officer, Director	April 19,2006
Andrew Hamilton

/s/ Andrew Hamilton	Principal Financial Officer	April 19,2006
Andrew Hamilton

/s/ Andrew Hamilton	Principal Accounting Officer	April 19,2006
Andrew Hamilton