Form 10QSB
period 2006-03-31
CONSCIOUS INTENTION INC
filed 2006-05-15
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(604) 505-1085
(Telephone Number)

(415) 358-5548
(Fax Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	YES	[ ]	NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 9,970,000 common stock shares, par value $0.001, as of March 31, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements	4

	Condensed Balance Sheets (Unaudited) - March 31, 2006 and December 31, 2005	4

	Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005 and for the Period from October 12, 2001( Date of Inception) through March 31, 2006 (Unaudited)	5

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the Period from October 12, 2001 (Date of Inception) through March 31, 2006 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2	Plan of Operation	8

Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION	10

Item 1	Legal Proceedings	10

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	10

Item 3	Defaults Upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits and Reports on Form 8-K	11

Signature		12

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$26,990	$30,000

Total Current Assets	$26,990	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,349	$15,234

Total Current Liabilities	14,349	15,234

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 10,000,000 shares authorized, 9,970,000 issued and outstanding	9,970	9,970
Additional Paid-in capital	59,030	59,030
Deficit accumulated during the development stage	(56,359)	(54,234)

Total Stockholders' Equity	12,641	14,766

	$26,990	$30,000

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		From October 12, 2001
	March 31,	March 31,	(inception) to
	2006	2005	March 31, 2006

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	2,125	580	74,199
Interest expense (income)	-	-	(30)

Total expenses	2,125	580	74,169

NET LOSS FROM OPERATIONS	$(2,125)	$(580)	$(74,169)

Gain on forgiveness of loan	-	-	17,810

NET LOSS	$(2,125)	-	(56,359)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,970,000	4,020,000

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
( a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			From
	For the three months ended March 31,		October 12, 2001(inception) to
	2006	2005	March 31, 2006

OPERATING ACTIVITIES
Net loss from operations	$(2,125)	$(580)	$(56,359)

Changes in operating assets and liabilities:
Gain on forgiveness of debt	-		(17,810)
Deferred offering costs	-	-	23,844
Funds drawn in excess of cash in bank	-	(2)	-
Increase (decrease) in accounts payable	(885)	582	505

Net cash used by operating activities	(3,010)	-	(49,820)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Decrease in payable to related party	-	-	12,510

Net cash provided by financing activities	-	-	76,810

Net increase (decrease) in cash	(3,010)	-	26,990

Cash, Beginning of period	30,000	-	-

Cash, End of period	$26,990	$-	$26,990

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2006

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— On October 12, 2001, Conscious Intention, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations. At inception, Tthe planned operations of the Company consisted of selling a business system of materials, tools and on-line, internet based support services for individuals wishing to open a business as an executive coach or career counselor. The Company has established its year-end as December 31st. The Company has had no revenues from any source to date. In November, 2005, the Company changed its business model to provide management consulting services in connection with the resignation of the previous President and Chief Executive Officer and the appointment of a new Chief Executive Officer.

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Condition — The Company has not yet been able to execute its business plan. As a result, the Company has recurring operating losses and negative cash flows from operations since inception. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by any of the following: issue debt securities, issue equity securities, or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Conscious Intention's principal products and services

Conscious Intention is currently providing high valued added management consultancy services to corporations in five key strategic growth industries, consisting of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. These services are billed on either an hourly or flat fee engagement basis. The Company does not currently have any clients.

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

Business Combination

We are actively evaluating opportunities for growth through a business combination by acquiring one or more small consultancy firms, in the United States, India or China or by acquiring a business in one of the company’s five key strategic industry segments of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. . There can be no assurance that, even if we desired such a business combination, it would be available under suitable terms and conditions.

Revenues

Conscious Intention has derived no revenue to date. The Company has plans to develop revenues through consulting fees and other through a business combination, though no such consulting arrangements currently exist and no such business combination targets have been identified.

Sales and marketing.

We expect to spend $5,000-$25,000 on sales and marketing in the quarter ending June 30, 2006. We did not spend any money on sales and marketing during the three months ended March 31, 2006.

General and administrative.

General and administrative expenses were $2,125 during the three months ending March 31 ,2006 and $580 during the three months ending March 31, 2005.

Financial Condition

For the three-month period ended March 31, 2006, Conscious Intention had a net loss of $2,125 while for the period ended March 31, 2005, the Company had a net loss of $580. Also, for the period ended March 31, 2006, the Company had accumulated deficits of $56,359 while for the period ended December 31, 2005, the Company had accumulated deficits of $54,234.

Conscious Intention's current financial condition means it is critical to acquire revenue through consulting engagements.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended March 31, 2006 and 2005 was $3,010 and $0 respectively. As of March 31, 2006, we had $26,990 in cash.

Net cash provided by financing activities was $0 for the three-month period ended March 31, 2006. Net cash provided by financing activities was $0 for the period ended March 31, 2005.

As of March 31, 2006 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Plant and equipment

We currently have an office in the home of our chief executive officer, Andrew Hamilton, in Vancouver, British Columbia. We will be leasing office space in India and in the United States by June 30, 2006. We expect the annual office expenses from these offices to be about $15,000.

Employees

We have one full-time employee currently, however, we plan to have at least three employees by June 30, 2006 and intend to have at least 12 consulting employees and 3 support persons by September 30, 2006.

The Company’s executive offices are currently located in the residence of our chief executive officer in Vancouver, British Columbia. The company’s telephone number is (604)505-1085. The company intends to move offices and change phone numbers within the next 30 days.

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

None during the quarter ended March 31, 2006.

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

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2006:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

Dated: May 15, 2006	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)