Form 10QSB
period 2006-06-30
CONSCIOUS INTENTION INC
filed 2006-08-18
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(604)505-1085
(Telephone Number)

(415) 358-5548
(Fax Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 9,970,000 common stock shares, par value $0.001, as of August 18, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3
	Condensed Balance Sheets (Unaudited) - June 30, 2006 and December 31, 2005	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 and for the Period from October 12, 2001( Date of Inception) through June 30, 2006 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and for the Period from October 12, 2001 (Date of Inception) through June 30, 2006 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2	Plan of Operation	7
Item 3	Controls and Procedures	9

PART II	OTHER INFORMATION	9

Item 1	Legal Proceedings	9
Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	9
Item 3	Defaults Upon Senior Securities	9
Item 4	Submission of Matters to a Vote of Security Holders	9
Item 5	Other Information	9
Item 6	Exhibits and Reports on Form 8-K	10

Signature		11

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$6,262	$30,000

Total Assets	$6,262	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,431	$15,234

Total Current Liabilities	1,431	15,234

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 10,000,000 shares authorized, 9,970,000 issued and outstanding	9,970	9,970
Paid in capital	59,030	59,030
Deficit accumulated during the development stage	(64,169)	(54,234)

Total Stockholders' Equity	4,831	14,766

Total Liabilities and Stockholders' Equity	$6,262	$30,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended		From October 12, 2001 (inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	7,608	4,126	9,733	4,706	81,807
Interest expense	202	-	202	-	202

Total expenses	7,810	4,126	9,935	4,706	82,009

NET LOSS FROM OPERATIONS	(7,810)	(4,126)	(9,935)	(4,706)	(82,009)

Gain on forgiveness of loan	-	-	-	-	17,810
Interest income	-	-	-	-	30

NET LOSS	$(7,810)	(4,126)	$(9,935)	$(4,706)	$(64,169)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,970,000	4,020,000	9,970,000	4,020,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
( a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From
			October 12, 2001
	For the six months ended June 30,		(inception) to June 30,
	2006	2005	2006

OPERATING ACTIVITIES
Net loss from operations	$(9,935)	$(4,706)	$(64,169)
Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Funds drawn in excess of cash in bank	-	(2)	-
Decrease in accounts payable	(13,803)	(5,292)	(12,413)

Net cash used in operating activities	(23,738)	(10,000)	(70,548)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Proceeds from payable to related party	-	10,000	12,510

Net cash provided by financing activities	-	10,000	76,810

Net increase (decrease) in cash	(23,738)	-	6,262

Cash, Beginning of period	30,000	-	-

Cash, End of period	$6,262	$-	$6,262

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2006 and 2005
And for the period from October 21, 2001 (Date of Inception) to June 30, 2006

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

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

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

Overview

Although Conscious Intention was originally incorporated for the purposes of developing internet based software products for the executive coaching market, the company was never successful in completing a product or attracting customers and abandoned this business in early 2005. In November of 2005, Mr. Andrew Hamilton replaced CEO Sylva Leduc and began to implement a plan to have the Company function in the area of management consulting. The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting business. By the end of September, 2006, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

Conscious Intention's principal products and services

Conscious Intention intends to provide high valued added management consultancy services to corporations in five key strategic growth industries, consisting of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. These services are billed on either an hourly or flat fee engagement basis. The Company does not currently have any clients.

Distribution and marketing methods

The Company markets its services through the personal sales efforts of Chief Executive Officer Andrew Hamilton. Mr. Hamilton has a substantial list of former and current clients to whom he will be marketing the Company’s services. Mr. Hamilton also intends to hire a sales and marketing manager who will be focused on attracting new customers by means of internet marketing, direct mailing, conference presentations and live telephone solicitations of referrals from Mr. Hamilton’s existing personal network.

Status of products and services

The Company intends to offer management consultancy services.

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

Sales and marketing.

We expect to spend $5,000-$25,000 on sales and marketing in the quarter ending September 30, 2006. We did not spend any money on sales and marketing during the three months ended June 30, 2006.

General and administrative.

General and administrative expenses were $7,608 during the three months ending June 30, 2006 and $4,126 during the three months ending June 30, 2005.

Financial Condition

For the three-month period ended June 30, 2006, Conscious Intention had a net loss of $7,810 while for the period ended June 30, 2005, the Company had a net loss of $4,126. Also, at June 30, 2006, the Company had accumulated deficits of $64,169 while at December 31, 2005, the Company had accumulated deficits of $54,234.

Conscious Intention's current financial condition means it is critical to acquire revenue through consulting engagements.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended June 30, 2006 and 2005 was $3,010 and $0 respectively. As of June 30, 2006, we had $6,262 in cash.

Net cash provided by financing activities was $0 for the three-month period ended June 30, 2006. Net cash provided by financing activities was $10,000 for the period ended June 30, 2005.

As of June 30, 2006 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

We believe that our current cash balances are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to receive an infusion of capital from our chief executive officer, revenue from consulting or receive funding from another source in order to continue to seek a business combination.

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

Plant and equipment

We currently have an office in the home of our chief executive officer, Andrew Hamilton, in Vancouver, British Columbia. We will be leasing office space in India and in the United States by September 30, 2006. We expect the annual office expenses from these offices to be about $15,000.

Employees

We have one full-time employee currently, however, we plan to have at least three employees by September 30, 2006 and intend to have at least 12 consulting employees and 3 support persons by September 30, 2006.

The Company’s executive offices are currently located in the residence of our chief executive officer in Vancouver, British Columbia. The company’s telephone number is (604)505-1085. The company intends to move offices and change phone numbers within the next 60 days.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In September 2003 we issued registered common stock with a deemed value of $.50 per share to four investors, James Price, Tim Rieu, Aero Financial, Inc., and Nixel Holdings LLC. We received $10,000 in gross proceeds and 20,000 shares were issued. The proceeds received were used to pay outstanding offering costs. The shares were issued to accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D under the Securities Act. In September, 2005, we sold 5,950,000 common shares to chief executive officer Andrew Hamilton for a cash investment of $30,000 and payment of our outstanding accounts payable of $25,000.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

None during the quarter ended June 30, 2006.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2006:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

Dated: August 18, 2006	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)