Form 10QSB
period 2006-09-30
CONSCIOUS INTENTION INC
filed 2006-11-20
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

[X] YES       [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 9,970,000 common stock shares, par value $0.001, as of November 17, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3
	Condensed Balance Sheets (Unaudited) - September 30, 2006 and December 31, 2005	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 and for the Period from October 12, 2001( Date of Inception) through September 30, 2006 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and for the Period from October 12, 2001 (Date of Inception) through September 30, 2006 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2	Plan of Operation	7
Item 3	Controls and Procedures	9

PART II	OTHER INFORMATION	9

Item 1	Legal Proceedings	9
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3	Defaults Upon Senior Securities	9
Item 4	Submission of Matters to a Vote of Security Holders	9
Item 5	Other Information	9
Item 6	Exhibits	10

Signature		11

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$5,752	$30,000

Total Assets	$5,752	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,310	$15,234

Total Current Liabilities	3,310	15,234

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 10,000,000 shares authorized, 9,970,000 issued and outstanding	9,970	9,970
Paid in capital	59,030	59,030
(Deficit) accumulated during the development stage	(66,558)	(54,234)

Total Stockholders' Equity	2,442	14,766

Total Liabilities and Stockholders' Equity	$5,752	$30,000

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended		From October 12, 2001 (inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	2,389	5,799	12,122	10,505	84,196
Interest expense (income)	-	-	202	-	202

Total expenses	2,389	5,799	12,324	10,505	84,398

NET (LOSS) from operations	$(2,389)	$(5,799)	$(12,324)	$(10,505)	$(84,398)

Gain on forgiveness of loan	-	-	-	-	17,810
Interest income	-	-	-	-	30

Net (Loss)	$(2,389)	$(5,799)	$(12,324)	$(10,505)	$(66,558)

NET (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,970,000	4,020,000	9,970,000	4,020,000

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASHFLOWS
(Unaudited)

	For the nine months ended September 30,		From October 12, 2001 (inception) to September 30,
	2006	2005	2006
OPERATING ACTIVITIES
Net (loss) from operations	$(12,324)	$(10,505)	$(66,558)

Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Increase (decrease) in accounts payable	(11,924)	(26,993)	(10,534)
Increase in accrued liabilities	-	2,500	-

Net cash (used in) operating activities	(24,248)	(34,998)	(71,058)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	55,000	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Increase (decrease) in payable to related party	-	10,000	12,510

Net cash provided by financing activities	-	65,000	76,810

Net increase (decrease) in cash	(24,248)	30,002	5,752

Cash, Beginning of period	30,000	(2)	-

Cash, End of period	$5,752	$30,000	$5,752

SESEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2006

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

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

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

Overview

Although Conscious Intention was originally incorporated for the purposes of developing internet based software products for the executive coaching market, the company was never successful in completing a product or attracting customers and abandoned this business in early 2005. In November of 2005, Mr. Andrew Hamilton replaced CEO Sylva Leduc and began to implement a plan to have the Company function in the area of management consulting. The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting business. By the end of December, 2006, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

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

Sales and marketing.

We expect to spend $5,000-$25,000 on sales and marketing in the quarter ending December 30, 2006. We did not spend any money on sales and marketing during the three months ended September 30, 2006.

General and administrative.

General and administrative expenses were $2,389 during the three months ending September 30, 2006 and $5,799 during the three months ending September 30, 2005.

Financial Condition

For the three-month period ended September 30, 2006, Conscious Intention had a net loss of $2,389 while for the period ended September 30, 2005, the Company had a net loss of $5,799. Also, at September 30, 2006, the Company had accumulated deficits of $66,558 while at December 31, 2005, the Company had accumulated deficits of $54,234.

Conscious Intention's current financial condition means it is critical to acquire revenue through consulting engagements.

Liquidity and capital resources

Net cash used in operating activities for the nine-month period ended September 30, 2006 and 2005 was $24,248 and $34,998 respectively. As of September 30, 2006, we had $5,752 in cash.

Net cash provided by financing activities was $0 for the nine-month period ended September 30, 2006. Net cash provided by financing activities was $65,000 for the period ended September 30, 2005.

As of September 30, 2006 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Plant and equipment

We currently have an office in the home of our chief executive officer, Andrew Hamilton, in Vancouver, British Columbia. We will be leasing office space in India and in the United States by December 31, 2006. We expect the annual office expenses from these offices to be about $15,000.

Employees

We have one full-time employee currently, however, we plan to have at least three employees by December 31, 2006 and intend to have at least 12 consulting employees and 3 support persons by December 31, 2006.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2005, we sold 5,950,000 common shares to chief executive officer Andrew Hamilton for a cash investment of $30,000 and payment of our outstanding accounts payable of $25,000.

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

(a

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

Dated: November 17, 2006	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)