Form 10QSB/A
period 2006-09-30
CONSCIOUS INTENTION INC
filed 2007-04-03
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

FORM 10-QSB/A

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

[X] YES       [  ]  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a)  LIST OF EXHIBITS

List of Exhibits
3.1	Articles of Incorporation of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.
3.2	Bylaws of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

Dated: April 3, 2007	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)