Form 10KSB
period 2006-12-31
CONSCIOUS INTENTION INC
filed 2007-04-17
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 0-50366

Conscious Intention, Inc.
(Name of small business issuer in its charter)

Nevada	94-3409449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6620 Lake Washington Boulevard, Suite 301, Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 505-1085

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [  ]

Revenues for the fiscal year ended December 31, 2006 were $0.

As of April 12, 2007, there was no market for the voting and non-voting common equity of the registrant from which to compute the aggregate market value of such common equity. Based on the registrant’s last financing, at $0.009244 per share, the approximate aggregate market value of the voting and non-voting common equity held by non-affiliates is $3,513.

As at April 12, 2007, the registrant had outstanding 9,970,000 shares of common stock, par value $0.001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

We were originally incorporated on October 12, 2001 in accordance with the laws of the State of Nevada as Conscious Intention, Inc. From inception we were engaged in the business of developing executive coaching support services and resources to be marketed and sold online. Although we made every effort to obtain the capital necessary to move our business plan forward, we were never able to achieve sufficient financing to fully develop our potential product lines, and in June 2005 we ceased operations in this regard and began to search for other business opportunities related to executive coaching and management consulting.

On November 10, 2005 our then controlling shareholder entered into a certain private stock purchase agreement whereby she sold an aggregate of 9,572,000 of our common shares, representing a ninety-six and one tenth percent (96.10%) controlling interest, to an unrelated third party.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006 we have no meaningful operations or substantial assets and are focused exclusively on identifying, evaluating and adopting a suitable alternative business plan.

EMPLOYEES

For the fiscal year ended December 31, 2006, we had one part-time employee and no full-time employees or consultants.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 6620 Lake Washington Boulevard, Suite 301, Kirkland, Washington, 98033, for which we do not pay rent. Our telephone number is (604) 505-1085.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this annual report for the fiscal year ended December 31, 2006, our common stock is not listed on any foreign or domestic securities exchange or quoted on the over-the-counter market, and, as such there is currently no public market for our common shares.

STOCKHOLDERS

As of April 12, 2007, there were approximately 36 holders of record of our common shares.

DIVIDENDS

From our inception we have never declared or paid any cash dividends on shares of our common stock and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The decision to declare any future cash dividends will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deem relevant. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit our ability to pay dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal year ended December 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal years ended December 31, 2006 and 2005 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added an explanatory paragraph to their report raising substantial doubt as to our ability to continue as a going concern, which is further explained in Note 2 to the financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, and make our estimates and assumptions based on actual historical experience which we believe to be reasonable under the circumstances at that time. Actual results may differ materially from our current estimates.

Income Taxes

We use the asset and liability method of accounting for our income taxes, wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

PLAN OF OPERATION

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006 we have no meaningful operations or substantial assets. Over the course of the next twelve months we will be focused exclusively on identifying, evaluating and adopting a suitable alternative business plan. As a result of the uncertainty regarding our future business prospects, we are unable to provide an estimate of our financial needs for the next twelve months. At the fiscal year ended December 31, 2006 we had $2,143 of cash on hand and an accumulated deficit of $71,526, as such it is likely that we will require additional financing in the near term in order to meet our current obligations and to continue our limited operations. Furthermore, in the event that we are successful in identifying a suitable alternative business opportunity, we anticipate that our financing needs will increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2006 we had $2,413 of cash on hand.

Our net loss increased by $24,200 from a net income of $6,908 for the fiscal year ended December 31, 2005 to a net loss of $17,292 for the fiscal year ended December 31, 2006, and our working capital decreased $17,292 from $14,776 as of December 31, 2005 to a deficit of $2,322 as of December 31, 2006. These increases were primarily the result of increased expenses associated with our regulatory and reporting obligations.

Net cash used in operating activities increased $2,857, from $25,000 for the fiscal year ended December 31, 2005 to $27,857 for the fiscal year ended December 31, 2006. This increase was primarily the result of increased expenses associated with our regulatory and reporting obligations.

Net cash provided by financing activities decreased $55,000, from $55,000 for the fiscal year ended December 31, 2005 to $0 for the fiscal year ended December 31, 2006. Net cash provided by financing activities for the fiscal year ended December 31, 2005 was attributable to the conversion into common shares of an outstanding non-interest bearing advance note payable held by our Chief Executive Officer.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue even our limited operations. We may seek to raise additional capital though private equity or debt financings and shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have obtained no verbal commitments regarding further investments in our company; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, joint venture or other comparable transactions. Any inability to secure external financing or locate a suitable alternative business opportunity would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted Statements of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the income statement at their fair value, generally over the option vesting period. The adoption of SFAS 123R is not expected to have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange The adoption of SFAS 153 is not expected to have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-KSB, you should carefully consider the following cautionary statements and risk factors.

GENERAL BUSINESS RISKS

We have no meaningful operations or substantial assets and we have not yet identified a suitable alternative business plan.

During the fiscal year ended December 31, 2006 we were unable to proceed with our business plan as previously described. At present we have no meaningful operations or substantial assets. We are in the process of seeking out and evaluating suitable alternative business opportunities but have not yet identified any appropriate prospects and there can be no assurance that we will be able to do so in the future. Furthermore, even if we were to identify a suitable alternative business opportunity, there can be no assurance that we will be able to acquire an interest in or have the resources to purse such opportunity. Any inability on our part to pursue a suitable alternative business opportunity, should one arise, would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

We may not be able to obtain additional financing.

As at December 31, 2006, we had $2,143 of cash on hand and a working capital deficit of $2,322. As such, our current financial resources are insufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue even our limited operations. However, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. Any inability to secure external financing or locate a suitable alternative business opportunity would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company our common stock is not listed on any foreign or domestic securities exchange or quoted on the over-the-counter market, and, as such there is currently no public market for our common shares. If we fail to develop or maintain a public market for our common shares you find it very difficult to sell your common shares at the price at which you paid, if at all.

ITEM 7. FINANCIAL STATEMENTS.

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2006 and 2005	F-3

Statements of Operations for the Years Ended December 31, 2006 and 2005, and for the period from October 12, 2001 (Inception) through the Year Ended December 31, 2006	F-4

Statement of Stockholders’ Equity (Deficit) for the period from October 12, 2001 (Inception) through December 31, 2004 and for the years ended December 31, 2005 and 2006	F-5

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and for the period from October 12, 2001 (Inception) through the Year Ended December 31, 2006	F-6

Notes to the Financial Statements	F-7

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Conscious Intention, Inc.

We have audited the accompanying balance sheets of Conscious Intention, Inc. (a development stage enterprise) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from October 12, 2001 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conscious Intention, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the cumulative period from October 12, 2001 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 16, 2007

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$2,143	$30,000

Total Assets	$2,143	$30,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,669	$15,234

Total Current Liabilities	4,669	15,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 10,000,000 shares authorized, 9,970,000 issued and outstanding	9,970	9,970
Paid in capital	59,030	59,030
(Deficit) accumulated during the development stage	(71,526)	(54,234)

Total Stockholders' Equity (Deficit)	(2,526)	14,766

	$2,143	$30,000

THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended		From October 12, 2001 (inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	17,020	10,902	89,094
Interest expense	272	-	272

Total expenses	17,292	10,902	89,366

NET (LOSS) from operations	(17,292)	(10,902)	(89,366)

Gain on forgiveness of loan	-	17,810	17,810
Interest income	-	-	30

Net income (loss)	$(17,292)	$6,908	$(71,526)

NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,970,000	5,011,667

THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(a Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in	(Deficit) Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, October 12, 2001 (date of inception)	-	$-	$-	$-	$-

Shares issued for cash, $.001 per share	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(3,792)	(3,792)

Balance, December 31, 2001	4,000,000	4,000	-	(3,792)	208

Net loss	-	-	-	(5,214)	(5,214)

Balance, December 31, 2002	4,000,000	4,000	-	(9,006)	(5,006)

Shares issued for cash, $.50 per share	20,000	20	9,980	-	10,000

Net loss	-	-	-	(34,440)	(34,440)

Balance, December 31, 2003	4,020,000	4,020	9,980	(43,446)	(29,446)

Net loss	-	-	-	(17,696)	(17,696)

Balance, December 31, 2004	4,020,000	4,020	9,980	(61,142)	(47,142)

November 11, 2005, Stock issued for repayment of note payable	5,950,000	5,950	49,050	-	55,000

Net income	-	-	-	6,908	6,908

Balance, December 31, 2005	9,970,000	9,970	59,030	(54,234)	14,766

Net loss	-	-	-	(17,292)	(17,292)

Balance, December 31, 2006	9,970,000	$9,970	$59,030	$(71,526)	$(2,526)

THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended December 31,		From October 12, 2001 (inception) to December 31,
	2006	2005	2006

OPERATING ACTIVITIES
Net income (loss) from operations	$(17,292)	$6,908	$(71,526)

Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	(17,810)	(17,810)
Deferred offering costs	-	-	23,844
Funds drawn in excess of cash in bank	-	(2)	-
Increase (decrease) in accounts payable	(10,566)	(14,096)	(9,175)

Net cash (used by) operating activities	(27,857)	(25,000)	(74,667)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	55,000	55,000
Increase (decrease) in payable to related party	-	-	12,510

Net cash provided by financing activities	-	55,000	76,810

Net increase (decrease) in cash	(27,857)	30,000	2,143

Cash, Beginning of period	30,000	-	-

Cash, End of period	$2,143	$30,000	$2,143

THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations - On October 12, 2001, Conscious Intention, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations. At inception, the planned operations of the Company consisted of selling a business system of materials, tools and on-line, internet based support services for individuals wishing to open a business as an executive coach or career counselor. The Company has established its year-end as December 31st. The Company has had no revenues from any source to date. In November, 2005, the Company changed its business model to provide management consulting services in connection with the resignation of the previous President and Chief Executive Officer and the appointment of a new Chief Executive Officer.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying financial statements for payables approximate fair values. The fair value estimates were based on estimated future cash flows.

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

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Basic loss per share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

Recent Accounting Pronouncements - On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the income statement at their fair value, generally over the option vesting period. The effects of adoption of SFAS 123R were not material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effects of adoption of SFAS 153 were not material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The effects of adoption of SFAS 154 were not material.

NOTE 3 - RELATED PARTY TRANSACTIONS

On November 11, 2005, the Company’s sole director and Chief Executive Officer entered into an agreement to sell approximately 90% of the Company’s outstanding common stock to a non-related party. Under the terms of the agreement, the seller agreed to step down as the sole director and Chief Executive Officer of the Company. Pursuant to the agreement, the purchaser is the new President and Chief Executive Officer of the Company. On the same date, the outgoing Chief Executive Officer agreed to forgive $7,810 in related party payables owed to her by the Company. In addition, our corporate counsel forgave $10,000 in monies owed to him by the Company for legal services rendered. The new, controlling, shareholder acquired his stock at nominal value. The Company had no assets and the liabilities were recorded at their fair value.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

In October 2001, the Company issued 3,622,000 shares of common stock to an officer and director of the Company for cash. The proceeds from the issuance of the stock were $3,622 or $0.001 per share. Additionally during the period ended December 31, 2001, the Company issued 378,000 shares of common stock to unrelated purchasers for cash proceeds of $378 or $0.001 per share. During September 2003, the Company issued 20,000 shares of common stock for $10,000 cash, or $0.50 per share, to third-party investors. There are no unstated rights or obligations associated with the sale of the stock. Proceeds from the sale were used to reduce accounts payable. On November 11, 2005, the Company issued 5,950,000 common shares to the new President and Chief Executive Officer in consideration for the settlement of a $55,000 non-interest bearing advance note payable. The share issuance was recorded in common stock and additional paid in capital.

NOTE 5 - INCOME TAXES

The Company has paid no federal income taxes since its incorporation. As of December 31, 2006 and 2005, the Company had net operating loss carry-forwards for federal income tax reporting purposes of approximately $71,300 and $54,200, respectively, which, if unused, will expire beginning in 2021. The tax effect of the operating loss carry-forwards are as follows at December 31, 2006 and 2005:

	2006	2005

Operating loss carry forwards	$24,249	$18,440
Valuation allowance	(24,249)	(18,440)

Total Deferred Tax Assets	$-	$-

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2006 and 2005:

	2006	2005

Tax at federal statutory rate (34%)	$(5,810)	$(2,349)
Benefit of operating loss carryforward	-	(1,382)
Change in valuation allowance	5,810	3,731

Provision for Income Taxes	$—	$—

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, Andrew Hamilton, as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of his evaluation our Chief Executive Officer and Principal Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2006.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2006:

Name	Age	Position
Andrew Hamilton	36	Chief Executive Officer, Principal Accounting Officer, President, and Director.

Andrew Hamilton - Chief Executive Officer, Principal Accounting Officer, President, and Director

Andrew Hamilton has served as our Chief Executive Officer, Principal Accounting Officer, President, and Director since November 10, 2005. For the five years prior to his appointment, Mr. Hamilton was employed as an independent management consultant.

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Conscious Intention, Inc., 6620 Lake Washington Boulevard, Suite 301, Kirkland, Washington 98033.

COMPLIANCE WITH SECTION 16(A)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Andrew Hamilton	1	2	-

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last two completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Sylva Leduc*	2005	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

Andrew Hamilton**	2005	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

*	Sylva Leduc resigned as our Chief Executive Officer, Principal Accounting Officer, President, and director on November 10, 2005.

**	Andrew Hamilton was appointed our Chief Executive Officer, Principal Accounting Officer, President, and a director on November 10, 2005

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding for our Chief Executive Officer as of the end of the fiscal year ended December 31, 2006.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article III, Section 10 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2006 our directors were not compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2006. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 9,970,000 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days. The address of each person listed is care of Conscious Intention, Inc., 6620 Lake Washington Boulevard, Suite 301, Kirkland, Washington 98033.
Name	Amount and Nature of Ownership	Percent of Class*

Andrew Hamilton (1)	9,572,000	96.01%

(1)	Consists of 9,572,000 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
There were no previously unreported events under this Item 12 during the fiscal year ended December 31, 2006.

ITEM 13. EXHIBITS.

No.	Description of Exhibit

3(i)	Articles of Incorporation of Conscious Intention, Inc., dated October 12, 2001, incorporated by reference to Exhibit 3.1 on Form SB-2 filed April 12, 2002.

3(ii)	By-laws of Conscious Intention, Inc., dated October 15, 2001, incorporated by reference to Exhibit 3.2 on Form SB-2 filed April 12, 2002.

10.1	Common Stock Purchase Agreement by and between Sylva Leduc and Conscious Intention, Inc. dated October 12, 2001, incorporated by reference to Exhibit 10.1 on Form SB-2 filed April 12, 2002.

31.1	Certification of Conscious Intention, Inc. Chief Executive Officer, Andrew Hamilton, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 16, 2007. FILED HEREWITH

31.2	Certification of Conscious Intention, Inc. Chief Financial Officer, Andrew Hamilton, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 16, 2007. FILED HEREWITH

32.1
Certification of Conscious Intention, Inc. Chief Executive Officer, Andrew Hamilton, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 16, 2007. FILED HEREWITH.

32.2
Certification of Conscious Intention, Inc. Chief Financial Officer, Andrew Hamilton, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 16, 2007. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2005
Audit fees	$7,637	$5,363
Audit-related fees	-	-
Tax fees	227	-
All other fees	-	-
Total	$7,864	$5,363

All audit fees are approved by our board of directors. Hansen, Barnett & Maxwell, P.C. (“HB&M”) does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by HB&M, during the fiscal years ended December 31, 2006 and 2005, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $7,637 and $5,363, respectively.

Audit-Related Fees

There were no audit-related fees billed by HB&M, during the fiscal years ended December 31, 2006 and 2005.

Tax Fees

Tax fees billed by HB&M, during the fiscal years ended December 31, 2006 and 2005, for tax compliance, tax advice and tax planning services totaled approximately $227 and $0, respectively.

All Other Fees

There were no fees billed by HB&M, during the fiscal years ended December 31, 2006 and 2005 for services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007
CONSCIOUS INTENTION, INC.

	By:	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer &
Principal Accounting Officer