Form 10QSB
period 2007-03-31
CONSCIOUS INTENTION INC
filed 2007-05-21
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

[X] YES [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 9,970,000 common stock shares, par value $0.001, as of March 31, 2007.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3
	Condensed Balance Sheets (Unaudited) - March 31, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three ended Months March 31, 2007 and 2006 and for the Period from October 12, 2001( Date of Inception) through March 31, 2007 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and for the Period from October 12, 2001 (Date of Inception) through March 31, 2007 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2	Plan of Operation	7
Item 3	Controls and Procedures	9

PART II	OTHER INFORMATION	9

Item 1	Legal Proceedings	9
Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	9
Item 3	Defaults Upon Senior Securities	9
Item 4	Submission of Matters to a Vote of Security Holders	9
Item 5	Other Information	9
Item 6	Exhibits and Reports on Form 8-K	10

Signature		11

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

Part I - Financial Information

Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,143	$2,143

Total Assets	$2,143	$2,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,696	$4,669

Total Current Liabilities	6,696	4,669

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 10,000,000 shares authorized, 9,970,000 issued and outstanding	9,970	9,970
Paid in capital	59,030	59,030
Deficit accumulated during the development stage	(73,553)	(71,526)

Total Stockholders' Deficit	(4,553)	(2,526)

	$2,143	$2,143

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		From October 12, 2001 (date of inception) through
	March 31,	March 31,	March 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	2,027	2,125	91,121
Interest income	-	-	272

Total expenses	2,027	2,125	91,393

NET LOSS from operations	$(2,027)	$(2,125)	$(91,393)

Gain on forgiveness of loan	-	-	17,810
Interest income	-	-	30

Net loss	$(2,027)	$(2,125)	(73,553)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,970,000	9,970,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMEMT OF CASHFLOWS
(UNAUDITED)

	For the three months ended March 31,		From October 12, 2001(inception) to March 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss from operations	$(2,027)	$(2,125)	$(73,553)

Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Increase (decrease) in accounts payable	2,027	(885)	(7,148)

Net cash provided by (used by) operating activities	-	(3,010)	(74,667)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Increase (decrease) in payable to related party	-	-	12,510

Net cash provided by financing activities	-	-	76,810

Net increase (decrease) in cash	-	(3,010)	2,143

Cash, Beginning of period	2,143	30,000	-

Cash, End of period	$2,143	$26,990	$2,143

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONSCIOUS INTENTION, INC.
(a Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007

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

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Condition — The Company has not yet been able to execute its business plan. As a result, the Company has negative working capital, negative equity, recurring operating losses and negative cash flows from operations since inception. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by any of the following: issue debt securities, issue equity securities, or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Overview

Although Conscious Intention was originally incorporated for the purposes of developing internet based software products for the executive coaching market, the company was never successful in completing a product or attracting customers and abandoned this business in early 2005. In November of 2005, Mr. Andrew Hamilton replaced CEO Sylva Leduc and began to implement a plan to have the Company function in the area of management consulting. The Company will now provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intends to hire through recruiting or acquisition. Mr. Hamilton has identified five key areas of focus in the management consulting arena which are consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. The Company is now targeting these areas to acquire new consulting businesses. By the end of December 2007, the Company intends to employ a total of three management consultants, including Mr. Hamilton. In addition, the Company has a growth plan to engage consultants on the Indian Subcontinent in order to take advantage of large talent pools and relatively low wages that are prevalent there. Mr. Hamilton is also searching for acquisition opportunities, including the purchase of other small management consultancies and any other business in the five key areas previously identified which could add to the Company’s strengths.

Conscious Intention's principal products and services

Conscious Intention intends to provide high valued added management consultancy services to corporations in five key strategic growth industries, consisting of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. These services will be billed on either an hourly or flat fee engagement basis. The Company does not currently have any clients.

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

Business Combination

We are actively evaluating opportunities for growth through a business combination by acquiring one or more small consultancy firms, in the United States, India or China or by acquiring a business in one of the company’s five key strategic industry segments of consumer electronics, oil and gas, entertainment and media, software and internet technology and life sciences. There can be no assurance that it would be available under suitable terms and conditions.

Revenues

Conscious Intention has derived no revenue to date. The Company has plans to develop revenues through consulting fees or through a business combination, though no such consulting arrangements currently exist and no such business combination targets have been identified.

Sales and marketing

We expect to spend $5,000-$25,000 on sales and marketing in the quarter ending June 30, 2007. We did not spend any money on sales and marketing during the three months ended March 31, 2007.

General and administrative

General and administrative expenses were $2,027 during the three months ending March 31, 2007 and $2,125 during the three months ending March 31, 2006.

Financial Condition

For the three-month period ended March 31, 2007, Conscious Intention had a net loss of $2,027, while for the period ended March 31, 2006, the Company had a net loss of $2,125. Also, at March 31, 2007, the Company had accumulated deficits of $73,553 while at December 31, 2006, the Company had accumulated deficits of $71,526.

Conscious Intention's current financial condition means it is critical to acquire revenue through consulting engagements.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended March 31, 2007 and 2006 was $0 and $3,010 respectively. As of March 31, 2007, we had $2,143 in cash.

Net cash provided by financing activities was $0 for the three-month period ended March 31, 2007. Net cash provided by financing activities was $0 for the period ended March 31, 2006.

As of March 31, 2007 our principal commitments consisted of our obligations outstanding under accounts payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Plant and equipment

We currently have an office in the home of our chief executive officer, Andrew Hamilton, in Vancouver, British Columbia. We will be leasing office space in India and in the United States by September 30, 2007. We expect the annual office expenses from these offices to be about $15,000.

Employees

We have one full-time employee currently, however, we plan to have at least three employees by September 30, 2007 and intend to have at least 12 consulting employees and 3 support persons by December 31, 2007.

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

None during the quarter ended March 31, 2007.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2007:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

Dated: May 21, 2007	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)