Form 10QSB
period 2007-06-30
CONSCIOUS INTENTION INC
filed 2007-08-10
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
 [X] YES     [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 9,970,000 common stock shares, par value $0.001, as of August 9, 2007.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3
	Condensed Balance Sheets (Unaudited) – June 30, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three and Six Months ended June 30, 2007 and 2006 and for the Period from October 12, 2001 (Date of Inception) through June 30, 2007 (Unaudited)	4
	Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2007 and 2006 and for the Period from October 12, 2001 (Date of Inception) through June 30, 2007 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2	Plan of Operation	7
Item 3	Controls and Procedures	9

PART II	OTHER INFORMATION	9

Item 1	Legal Proceedings	9
Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	9
Item 3	Defaults Upon Senior Securities	9
Item 4	Submission of Matters to a Vote of Security Holders	9
Item 5	Other Information	9
Item 6	Exhibits and Reports on Form 8-K	10

	Signature	11

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

Part I - Financial Information
Item 1. Financial Statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,104	$2,143

Total Assets	$2,104	$2,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,493	$4,669
Related party payable	6,365	-

Total Current Liabilities	12,858	4,669

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 10,000,000 shares authorized, 9,970,000 issued and outstanding	9,970	9,970
Paid in capital	59,030	59,030
Deficit accumulated during the development stage	(79,754)	(71,526)

Total Stockholders' Deficit	(10,754)	(2,526)

Total Liabilities and Stockholders' Deficit	$2,104	$2,143

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					For the period from October 12, 2001
	For the three months ended		For the six months ended		(date of inception)through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

EXPENSES
Selling, general and administrative	$6,161	$7,608	$8,188	$9,733	$97,282
Interest expense	40	202	40	202	312

Total expenses	6,201	7,810	8,228	9,935	97,594

Net loss from operations	$(6,201)	$(7,810)	$(8,228)	$(9,935)	$(97,594)

Gain on forgiveness of loan	-	-	-	-	17,810
Interest income	-	-	-	-	30

Net loss	$(6,201)	$(7,810)	$(8,228)	$(9,935)	$(79,754)

NET LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,970,000	9,970,000	9,970,000	9,970,000

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW

	For the six months ended June 30,		From October 12, 2001 (inception) to
	2007	2006	June 30, 2007

OPERATING ACTIVITIES
Net loss from operations	$(8,228)	$(9,935)	$(79,754)
Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Increase (decrease) in accounts payable	6,119	(13,803)	(3,056)
Increase in related party accounts payable	2,070	-	2,070

Net cash used in operating activities	(39)	(23,738)	(74,706)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Increase in payable to related party	-	-	12,510

Net cash provided by financing activities	-	-	76,810

Net increase (decrease) in cash	(39)	(23,738)	2,104

Cash, Beginning of period	2,143	30,000	-

Cash, End of period	$2,104	$6,262	$2,104

Non cash Investing and Financing:
Expenses paid by shareholder	$4,295	$-

The accompanying notes are an integral part of these condensed financial statements

CONSCIOUS INTENTION, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, a related party (shareholder) of the Company, paid expenses on behalf of the Company in the amount of $4,295. The advance is non-interest bearing and repayment terms have not been determined. In addition, the shareholder billed legal expenses to the Company in the amount of $2,070.

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

Overview

Although Conscious Intention was originally incorporated for the purposes of developing internet based software products for the executive coaching market, the company was never successful in completing a product or attracting customers and abandoned this business in early 2005. In November of 2005, Mr. Andrew Hamilton replaced CEO Sylva Leduc and began to implement a plan to have the Company function in the area of management consulting. The Company intended to provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intended to hire through recruiting or acquisition. As Mr. Hamilton has not had success to date in finding any consulting clients or in building a consulting business, he is now seeking a business combination that will add value to shareholders.

Conscious Intention's principal products and services

The Company currently has no products or services.  The Company does not currently have any clients.

Distribution and marketing methods

The Company has no current products or services being distributed.

Status of products and services

The Company intends to seek a business combination.

Business Combination

We are actively evaluating opportunities for growth through a business combination. There can be no assurance that, even if we desired such a business combination, it would be available under suitable terms and conditions.

Revenues

Conscious Intention has derived no revenue to date. The Company has plans to develop revenues through a business combination, though no such business combination targets have been identified.

Sales and marketing.

We do not expect to spend any money on sales and marketing in the next three months.   We did not spend any money on sales and marketing during the three months ended June 30, 2007.

General and administrative.

General and administrative expenses were $6,161 during the three months ending June 30, 2007 and $7,608 during the three months ending June 30, 2006.

Financial Condition

For the three-month period ended June 30, 2007, Conscious Intention had a net loss of $6,201 while for the same period ended June 30, 2006, the Company had a net loss of $7,810. Also, at June 30, 2007, the Company had accumulated deficits of $79,754 while at December 31, 2006, the Company had accumulated deficits of $71,526.

Conscious Intention's current financial condition means it is critical to acquire revenue through consulting engagements.

Liquidity and capital resources

Net cash used in operating activities for the six-month period ended June 30, 2007 and 2006 was $39 and $23,738 respectively. As of June 30, 2007, we had $2,104 in cash.

Net cash provided by financing activities was $0 for the six-month period ended June 30, 2007. Net cash provided by financing activities was $0 for the six months ended June 30, 2006.

As of June 30, 2007 our principal commitments consisted of our obligations outstanding under accounts payable and a related party payable. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Plant and equipment

We currently have an office in the home of our chief executive officer, Andrew Hamilton, in Vancouver, British Columbia. We do not have any other lease or lease commitments.

Employees

We have one full-time employee currently, Andrew Hamilton and we have no plans to hire any additional employees.

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

None.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

None during the quarter ended June 30, 2007.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2007:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conscious Intention, Inc.

Dated: August 10, 2007	/s/ Andrew Hamilton
Andrew Hamilton
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)