Form 10QSB
period 2007-09-30
Bancroft Uranium, Inc.
filed 2007-11-19
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-50366

Bancroft Uranium Inc.
(Exact name of Registrant as specified in its charter)

Nevada	94-3409449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8655 East Via De Ventura, Suite G200
Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip/Postal Code)

(480)346-1460
(Telephone Number)
(480)346-1461
(Fax Number)

Former Name and Address of Company:
Conscious Intention, Inc.
6620 Lake Washington Blvd, Suite 301
Kirkland, Washington, 98033

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
[X] YES      [  ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 46,178,000 common stock shares, par value $0.001, issued and outstanding as of November 16, 2007.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3
	Condensed Balance Sheets (Unaudited) – September 30, 2007 and December 31, 2006	3
	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2007 and 2006 and for the Period from October 12, 2001 (Date of Inception) through September 30, 2007 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Period from October 12, 2001 (Date of Inception) through September 30, 2007 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2	Plan of Operation	8
Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION	11

Item 1	Legal Proceedings	11
Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Submission of Matters to a Vote of Security Holders	11
Item 5	Other Information	11
Item 6	Exhibits and Reports on Form 8-K	11

Signature		12

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

Bancroft Uranium Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 14, 2003 on Form SB-2/A.

Part I - Financial Information
Item 1. Financial Statements

BANCROFT URANIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$149	$2,143

Total Assets	$149	$2,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,285	$4,669
Related party payable	6,365	-
Derivative liability	23,050	-

Total Current Liabilities	36,700	4,669

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 500,000,000 shares authorized, 500,000,000 issued and outstanding	500,000	500,000
Par Value in excess of paid-in capital	(454,050)	(431,000)
Deficit accumulated during the development stage	(82,501)	(71,526)

Total Stockholders' Deficit	(36,551)	(2,526)

Total Liabilities and Stockholders' Deficit	$149	$2,143

The accompanying notes are an integral part of these condensed financial statements

BANCROFT URANIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended		From October 12, 2001 (inception) to
	September 30,	September 30,	September 30,	September 30	September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	2,542	2,389	10,770	12,122	99,864
Interest expense	205	-	205	202	477

Total expenses	2,747	2,389	10,975	12,324	100,341

Net loss from operations	(2,747)	(2,389)	(10,975)	(12,324)	(100,341)

Gain on forgiveness of loan	-	-	-	-	17,810
Interest income	-	-	-	-	30

Net loss	$(2,747)	$(2,389)	$(10,975)	$(12,324)	$(82,501)

BASIC AND DILUTED LOSS PER SHARE	$ ( -)	$ ( -)	$ ( -)	$ ( -)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	500,000,000	500,000,000	500,000,000	500,000,000

The accompanying notes are an integral part of these condensed financial statements

BANCROFT URANIUM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		From October 12, 2001 (inception) to September 30,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss from operations	$(10,975)	$(12,324)	$(82,501)

Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Increase (decrease) in accounts payable	2,616	(11,924)	(6,559)
Increae in related party accounts payable	6,365	-	6,365

Net cash used by operating activities	(1,994)	(24,248)	(76,661)

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Increase in payable to related party	-	-	12,510

Net cash provided by financing activities	-	-	76,810

Net increase (decrease) in cash	(1,994)	(24,248)	149

Cash, Beginning of Period	2,143	30,000	-

Cash, End of Period	$149	$5,752	$149

Non cash Investing and Financing:
Expenses paid by shareholder	$4,295	$-	$4,295
Derivative liability from issuance of common stock	23,050	23,050	-

The accompanying notes are an integral part of these condensed financial statements

Bancroft Uranium, Inc.
(formerly Conscious Intention, Inc.)
Notes to Condensed Financial Statements (Unaudited)
September 30, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— On October 12, 2001, Bancroft Uranium, Inc., formerly Conscious Intention, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations. At inception, the planned operations of the Company consisted of selling a business system of materials, tools and on-line, internet based support services for individuals wishing to open a business as an executive coach or career counselor. The Company has established its year-end as December 31st. The Company has had no revenues from any source to date. In November, 2005, the Company changed its business model to provide management consulting services in connection with the resignation of the previous President and Chief Executive Officer and the appointment of a new Chief Executive Officer. On September 14th, 2007 the Company changed its name to Bancroft Uranium, Inc. in connection with the change in control of the Company which occurred in October 2007 as described in Note 7.

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed financial statements.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

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

Note 2 – DERIVATIVE LIABILITY

During the quarter ended September 30, 2007 the Company approved a 52-to-1 forward share split. As a result of the forward share split, the Company has 500,000,000 issued and outstanding shares and 18,440,000 shares that it is obligated to issue. The Company has recorded a derivative liability for the fair market value of the 18,440,000 it is obligated to issue pending approval of an increase in authorized shares. The value of the underlying shares was determined based on comparable share purchase on or around the date of the 52–to-1 forward share split. As a result, a derivative liability of $23,050 was recognized as of September 30, 2007.

Note 3 – SHARE CAPITAL

On August 13, 2007, the Company’s board of directors voted to increase the authorized share capital of the Company to 500,000,000. On September 14, 2007, the Company’s shareholders voted to complete a 52-to-1 forward stock split .

Note 4 – SUBSEQUENT EVENTS

On October 5, 2007, the Company closed its acquisition of 100% of the issued and outstanding shares of 2146281 Ontario Limited (Ontario), a private Canadian company with mining lease agreements on three properties in Canada.  As a consequence of the closing and pursuant to the Share Purchase Agreement dated September 14, 2007, the Company issued 1,250,000 of its post-split common shares to designees of Ontario and Ontario granted a 7% royalty on mineral assets to the sellers of Ontario on October 2, 2007.  Ontario’s primary assets were mineral assets of $218,699 and liabilities of $218,699 as of September 30, 2007.

On October 1, 2007, Andrew Hamilton, the Company's President and Chief Executive Officer submitted 57,200,000 common shares for voluntary rescission and return to treasury at no cost to the Company, in connection with the Company’s acquisition of the shares of Ontario. On October 12, 2007, Andrew Hamilton resigned as President and CEO of the Company and a representative of Ontario was appointed to those offices.  On November 12, 2007, Mr. Hamilton, who is still a director of the Company, submitted 416,312,000 shares of common stock to treasury for voluntary rescission pursuant to the Share Purchase Agreement.  This leaves the Company with approximately 46,178,000 shares issued and outstanding as of November 16, 2007.

On October 30, 2007, the Company borrowed $500,000 from Gravhaven Limited, the same party who sold the Company it’s shares in 2146281 Ontario Limited.  The note is payable on October 30, 2008 together with accrued interest at 8.0%. The Company may require the conversion of  this note payable to common shares at $0.40 per share.

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

Overview

The Company was originally incorporated on October 12, 2001 as Conscious Intention, Inc. The Company’s original purpose was developing internet based software products for the executive coaching market.  The company was never successful in completing a product or attracting customers and abandoned this business in early 2005. In November of 2005, Mr. Andrew Hamilton replaced CEO Sylva Leduc and began to implement a plan to have the Company function in the area of management consulting. The Company intended to provide management consulting services to corporations through the efforts of Mr. Hamilton and other consultants he intended to hire through recruiting or acquisition. In June, 2007, the Company abandoned his efforts to provide management consulting services and the Company began to seek a business combination.  On September, 14, 2007, the Company entered into an agreement to acquire a private Canadian corporation which had mining leases for the purposes of engaging in the mineral exploration business.  In September, 2007, the Company changed its name to Bancroft Uranium Inc. to reflect its new business purpose.  On October 12, 2007, Mr. Hamilton resigned as President and CEO and appointed P. Leslie Hammond as new the new President and CEO.  Mr. Hamilton still remains a director, but intends to resign as soon as is practicable.

Bancroft Uranium Inc.’s principal products and services

The Company is in the mineral exploration business.  The Company’s current business consists of mineral rights leases which it owns on three properties in Canada.  The Company intends to develop these properties so that uranium can be extracted from the properties.

Distribution and marketing methods

The Company has no current products or services being distributed.  Uranium ore extracted from the properties of the Company is likely to be sold to industrial concerns interested in purchasing uranium, but no such agreements are yet in place.  The Company believes it can sell its uranium ore directly to end purchasers through the efforts of its chief executive officer and of consultants the Company intends to engage.

Status of products and services

Currently, the Company has not yet begun any exploration or mining activity on the properties. The Company anticipates beginning to explore and sample its mining properties by November 30, 2007. This preliminary exploration will consist of drilling holes and confirming deposits throughout the property. It is anticipated that this phase of drilling will be completed within 90-120 days and is anticipated to cost approximately $1,500,000. Financing is being sought currently for this purpose but has not yet been secured.

Business Combination

The Company is not currently seeking any business combination, though once the extent, concentration and location of uranium deposits on the Company’s properties is confirmed, a business combination with an industrial consumer of uranium might be a possible strategy the Company could pursue.

Revenues

Bancroft Uranium has no revenue to date. The Company believes that 100% of future revenues will come from either the sale of uranium ore or processed uranium mined from the Company’s properties or by the sale of the rights to such extraction.

Sales and marketing.

We do not expect to spend any money on sales and marketing in the next three months.   We did not spend any money on sales and marketing during the three months ended September 30, 2007.

General and administrative.

General and administrative expenses were $2,542 during the three months ending September 30, 2007 and $2,389 during the three months ending September 30, 2006.   These expenses will increase significantly in the next 12 months as the company continues to develop the management and consulting team necessary to become a world class uranium mining concern.

Financial Condition

For the three-month period ended September 30, 2007, Bancroft Uranium had a net loss of $2,747 while for the same period ended September 30, 2006, the Company had a net loss of $2,389. Also, at September 30, 2007, the Company had accumulated deficits of $82,501while at December 31, 2006, the Company had accumulated deficits of $71,526.

Bancroft Uranium’s current financial condition means it is critical to secure additional funds through financings or borrowings to be able to exploit the Company’s mineral properties.

Liquidity and capital resources

Net cash used in operating activities for the nine-month period ended September 30, 2007 and 2006 was $1,994 and $24,248 respectively. As of September 30, 2007, we had $149 in cash.

Net cash provided by financing activities was $0 for the nine-month period ended September 30, 2007. Net cash provided by financing activities was $0 for the nine months ended September 30, 2006.

As of September 30, 2007 our principal commitments consisted of our obligations outstanding under accounts payable. After September 30, 2007, we have additional commitments to repay a loan of $500,000 received on October 30, 2007 and we have commitments of $218,699 for liabilities incurred by Ontario Limited in the acquisition of the mineral properties.  We also will have to spend significant sums on further exploring our mineral properties in order to identify the location and extent of uranium deposits.

We believe that our current cash balances are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to receive an infusion of capital from an equity or debt financing in order to be able to exploit our mineral properties.

We need to secure additional cash as soon as possible. Management is actively seeking such financings and while we do not currently have in place such a financing arrangement with anyone and there can be no assurance that such financing will be forthcoming under acceptable terms, management believes it will secure necessary financing within the next 60 days.

Bancroft Uranium’s short-term prospects are challenging considering our lack of financial resources, however, once data is available on the extent and location of uranium deposits on our mineral properties and if management secures additional financing, our prospects would improve considerably.

Cash requirements

Presently, without additional cash, we will not be able to fully exploit our mineral properties, however we have commenced seeking additional financing we have sufficient cash to allow us to conduct preliminary exploration until we have secured such financing. We have limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash through financing. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Bancroft Uranium, although we are actively in negotiations toward such an understanding and expect to reach such an understanding within the very near future. We have not decided at what price or under what terms we will raise such additional funds, although such a decision is likely to be made within the next several days. While we are actively seeking financing, no assurance can be given that we will be successful in finding such financing under acceptable terms and conditions.

Research and development

We would like to spend up to $5,000,000 to $6,000,000 over the next 12-36 months on exploration and extraction related to our mineral properties.  We would spend significantly more money than this developing those mineral properties at the moment that our full scale extraction operation were to commence.

Plant and equipment

We currently have an office in Scottsdale, Arizona which we lease from month-to-month.  We anticipate expanding our office within the next 3-6 months, although our employees when not on the mineral property, will tend to work and connect virtually, working on the property and then at their respective residences.

Employees

We have one full-time employee currently, president and chief executive officer, P. Leslie Hammond.  We intend to hire a new Chief Financial Officer and several exploration and geological consultants as soon as possible.

The Company’s executive offices are currently located in Scottsdale, Arizona. The company’s telephone number is (480) 346-1460.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-QSB. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On November 16, 2007, Chief Executive Officer P. Leslie Hammond purchased from Director and former Chief Executive Officer Andrew Hamilton, 23,972,000 common shares of the Company for a purchase price of $30,000.

Item 6. Exhibits and Reports on Form 8-K

During the quarter ended September 30, 2007, we filed a report on Form 8K on September 14, 2007. The report described that on September 14, 2007, the Company through its sole director approved and executed a Share Purchase Agreement (the "Agreement") with 2146281 ONTARIO INC., a British Columbia Canada corporation (“214”) and Gravhaven Limited, a Cayman Island corporation (“Gravhaven”) whereby the Company would acquire 100% of the issued and outstanding stock of 214 from Gravhaven in exchange for shares of the Company and a 7% royalty on mineral interest assets owned by 214.

In connection with the Agreement, the Company has agreed to effect, immediately prior to the closing, a 52-for-1 forward stock split of the Company's common stock (the "Forward Stock Split").  Immediately following the closing of the purchase, the Company expects to have approximately 45,000,000 shares outstanding, of which approximately 43,750,000 shares will be held by the Company's current shareholders and approximately 1,250,000 shares will be held by assignees of 241. These 1,250,000 shares are to be issued pursuant to the Agreement.

In connection with the Agreement, Andrew Hamilton, sole officer and director of the Company has agreed to resign and appoint 214 officer, P. Leslie Hammond, as sole officer and director of the Company.    Mr. Hamilton has also agreed to cancel and return to treasury 9,106,000 of his total holdings of the Company on or before the closing.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2007:

Report on Form 8K filed on September 14, 2007.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancroft Uranium Inc.
Dated: November 16, 2007	/s/ P. Leslie Hammond
P. Leslie Hammond
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)