Form 10KSB
period 2007-12-31
Bancroft Uranium, Inc.
filed 2008-04-15
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 0-50366

Bancroft Uranium, Inc.
(Name of small business issuer in its charter)

Nevada	94-3409449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8655 East Via De Ventura, Suite G200, Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (480) 346-1460

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 15, 2008, was $36,942,400.  As of April 15, 2008, the registrant had outstanding 46,178,000 shares of common stock, par value $0.001, of which there is only a single class.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are an exploration stage mineral resources company.  Our assets consist of three mineral properties in Ontario, Canada to which we have mineral exploration rights through our wholly owned Canadian subsidiary.  Since October, 2007, we have actively been engaged in planning for and exploring the uranium deposits on our Monmouth property in Ontario, Canada.  We operate from an office in Scottsdale, Arizona, on our mining properties in Ontario, Canada and at the offices of our Chief Executive Officer in Victoria, British Columbia, Canada.  We have never derived any revenues.

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on October 12, 2001 as Conscious Intention, Inc.  From inception through September 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on–line, which was developed by our founder and then sole officer and director, Ms. Sylva Leduc. We intended to seek financing to implement this plan and to acquire certain software being developed by Ms. Leduc.   As financing was not forthcoming, in June, 2005, our former CEO, Ms. Leduc, sold the software business to John Wiley and Sons, Inc., financial publishers, so we were unable to acquire the software from Ms. Leduc.  Ms. Leduc had no previous relationship to John Wiley and Sons other than selling the software product, which she owned through an unrelated private company, to them.  On November 10, 2005, Ms. Leduc sold the substantial portion of her interest in the Company to Mr. Andrew Hamilton, appointed him as Sole Officer and Director of the Company and resigned from all of her positions and offices at the Company. Mr. Hamilton attempted to conduct a management consulting business in the Company, but was not successful in attracting financing or customers. In June, 2007, Mr. Hamilton abandoned his efforts to secure financing for the Company and began looking for a new direction.  In August, 2007, shareholders of the Company voted to amend the articles of incorporation to give the board of directors authority to change the corporation’s name and to increase the authorized shares to 500,000,000. This change was effective September 21, 2007.

On September 14, 2007, the Company entered into the a Share Purchase Agreement (“Agreement) with 2146281 Ontario Limited, a private Canadian corporation with interests in three mineral properties in Ontario, Canada, in the townships of Monmouth, Elliot Lake and Longlac.  The Agreement provided that the Company would acquire 100% of the issued and outstanding shares of Ontario Limited, including thereby ownership of the mineral interests, for payment of a 7% net mineral royalty and 1,250,000 shares of the Company’s common stock, after the forward split described below.  The mineral rights interests also require additional cash payments which the Company will have to make.

To indicate our new business focus and in anticipation of the Closing of the Agreement, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State on September 21, 2007 which changed our name to “Bancroft Uranium Inc” and increased our authorized capital stock from 10,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001.

On October 1, 2007 we effected a 52 for 1 forward stock split.  The forward stock split was effective immediately prior to the opening of business on October 1, 2007.  Subsequent to the stock split, we issued 1,250,000 shares of our common stock to the former holders of our mineral claims as partial payment for those claims.

On October 3, 2007, the Company completed its acquisition of the Canadian corporation and began its mineral exploration efforts.  The sole business of the company is mineral exploration.  The Company’s current business consists of mineral rights leases which it owns on three properties in Canada.  The Company intends to develop these properties so that uranium can be extracted from the properties.

Our Canadian subsidiary, 2146281 Ontario Inc., was formed in August, 2007 for the purpose of exploiting three mineral properties in Ontario, Canada.  Through our subsidiary, Bancroft controls an extensive regional resource totaling over 9,000 acres of mineral claims in Ontario, Canada that are prospective for uranium. 2,700 acres are currently under lease and being explored at the Monmouth Project. Uranium was discovered at this prospect in the early 1950s when prices were less than $10.00 per pound. The area where this claim is located is well known for its long history in uranium mining, having produced a total of 14,862,653 lbs U3O8 between 1956 and 1982 from four local mines.

The Monmouth project was initially drilled during a program completed in the late 1960s to a total of 44 drill holes. Drilling was concentrated in rocks that contain Uranium crystals in a limestone skarn. In 1968, an engineering report by S.W. Evans was filed as a listing prospectus to the Toronto Stock Exchange for Northern Nuclear, the owner at that time. The report estimated from drill results the potential of 2 million tons containing 0.045% (0.9 pounds per ton) or 1,800,000 pounds of U3O8.  There has been no test to date using modern methods for verifying the extent of mineral deposits and there can be no assurance that these previous tests can be relied upon in any way.

We have not yet begun developing our Elliot Lake and Longlac properties.

PRINCIPAL PRODUCTS AND SERVICES

We are an exploration stage mineral exploration company currently engaged in the process of evaluating mineral exploration opportunities and verifying the uranium deposits contained on our existing mineral properties.  If we are successful in verifying a commercially viable amount of Uranium ore on our properties and bringing our geological data into compliance with modern standards, then we intend to extract this ore and cause it to be refined and sold to end consumers of uranium by means of a joint venture with a consumer or refiner, by means of selling the uranium resource in situ, or by means of an agreement to sell the refined ore to a specific end user, among other strategies.

PRINCIPAL MARKETS

We intend to compete in the market for mineral exploration and exploitation of mineral resources, specifically within the field of uranium exploration and extraction.  There are a relatively small number of end-user consumers of uranium, consisting largely of nuclear power plants and governments.  We intend to sell our uranium ore, if successfully extracted, to a Canadian consumer of uranium.  We do not currently have any arrangements or understandings with such a consumer.

The Uranium Industry

Uranium (U3O8) is one of the more common elements in the Earth's crust—about 40 times more common than silver and 500 times more common than gold.  It occurs in concentrated deposits called skarns which intrude into the existing rock formations, such as limestone.  When it is separated from the surrounding rock, by gravity separation, in situ methods, or otherwise, it can be refined or converted into a more concentrated form known as yellowcake.  Yellowcake can be processed to make fuel rods which are used by nuclear power plants to make electricity.

Demand for Uranium Generally

Demand for uranium in the United States, Canada, and Western Europe has increased steadily over the past 35 years, from 18,000,000 pounds per year in 1970, to 160,000,000 pounds in 2005 (figures are approximate).  These numbers are before considering nuclear reactors in the former Soviet bloc, South America or Asia.  The world is experiencing another wave of new nuclear plants being built: Finland and France are each building one; China alone has ordered four additional plants from Westinghouse and expressed interest in two plants of European design; and further construction is planned in Russia, India, and other nations of Asia.

Source: The Ux Consulting Company, LLC

This increased demand has affected uranium’s price on the world market.  Between 1987 and 2004, spot prices fluctuated between approximately $6-$16 per pound of U3O8.  Prices during 2004-2006 increased from approximately $15-$35 per pound.  During 2006-2007, prices climbed as high as $136 at June 25, 2007.

©UxC, The Ux Consulting Company, LLC

Generally speaking, uranium exploration activities include (i) prospecting, looking at the land’s surface structure and taking readings with a sciutollmeter, a device that detects the radioactive signature of uranium; (ii) geological mapping of surface rock outcroppings; (iii) surface trenching of outcroppings, removing the earth, brush, and trees from the underlying rock formations; (iv) sampling and assaying of underlying rock and performing geochemical analysis thereof; (v) line cutting comprised of cutting a grid through trees and brush; (vi) diamond drilling of exploratory vertical drill holes between 500-1,000 feet deep and analyzing the cores; and (vii) metallurgical analysis of small scale bulk sampling of prospective areas of the underlying rock.

Government approval and regulation of our principal products or services

The Canadian federal government requires that Ontario Limited spend approximately Cdn$500 ($487 USD) per acre (or approximately Cdn$800,000 ($779,360 USD) in the aggregate for Monmouth) in exploration and development to maintain its claim in good standing.  Failure to maintain a claim in good standing results in forfeiture of the claim to the government.  Our proposed business will be affected by numerous laws and regulations, including energy, conservation, tax and other laws and regulations relating to the industry.  Any extraction operations will require permits or authorizations from federal, provincial or local agencies.

Costs and effects of compliance with environmental laws

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased.  With respect to the regulation of mineral exploration and processing, legislation and regulations establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.

Our exploration activities are subject to various levels of  regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties.  As part of our planned feasibility study, we would secure all necessary permits for our exploration activities.  Obtaining such permits usually requires the posting of bonds for subsequent remediation of trenching, drilling and bulk sampling.  Delays in the granting of permits are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities.  Additionally, necessary permits may be denied, in which case we will be unable to pursue any exploration activities on our properties.  It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit.  We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our properties.  Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance.  It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at this time.

In late 2002 the Government of Canada ratified the Kyoto Protocol, an international agreement designed to manage greenhouse gas emissions which became effective on February 16, 2005.  Other than as described in the 2005 Kyoto Plan, relatively few details regarding its implementation in Canada have been provided by the federal government. Numerous uncertainties regarding details of the Kyoto Protocol's implementation remain and there can be no assurance that future rules and regulations will not affect our ability to operate as planned. It may become necessary to develop and install certain equipment to mitigate adverse effects of rules and regulations on emission controls with a significant increase in capital or operating costs. If emissions cannot be physically controlled or mitigated to the satisfaction of new rules and regulations, tax or other fiscal means may be introduced to penalize us or otherwise increase our operating costs.

Changes in environmental regulation could have an adverse effect on us from the standpoint of product demand, product reformulation and quality, methods of production and distribution and costs, and financial results.  For example, requirements for cleaner-burning fuels could cause additional costs to be incurred, which may or may not be recoverable in the marketplace.  The complexity and breadth of these issues make it extremely difficult to predict their future impact on us.  Management anticipates that the implementation of new and increasingly stringent environmental regulations will increase necessary capital expenditures and operating expenses from present estimates.  Compliance with environmental regulation can require significant expenditures and failure to comply with environmental regulation will result in the imposition of fines and penalties, liability for clean up costs and damages and the loss of important permits.

ADVERTISING AND MARKETING

We do not currently market or advertise any products or services.  We intend to engage in very limited marketing of our uranium ore to a select group of end-user customers and joint venture partners, largely through the in person efforts of our Chief Executive Officer and two consultants.  We believe that these efforts, without any additional marketing or advertising, will be sufficient to allow us to sell our uranium ore.  We have no such sales arrangements in place currently.

COMPETITION

The mineral exploration field is filled with substantial, well-financed, multi-national competitors.  Because uranium ore is a commodity in relatively short supply, the primary determining factor in competing in this marketplace is our cost of extraction, transportation and ore refining.  While we believe that our uranium ore, once verified, is extractable at a price that is competitive with other companies, there can be no assurance that this is the case and we will not know what our extraction costs will be until we have extracted a representative sample of ore from the property.  We believe that our transportation costs, which form a significant portion of the cost of refined uranium, will be favorable as compared to others because our properties happen to be located in close proximity to refining facilities.  It is uncertain what our refining costs will be, but we have no reason to believe that they will be different from that of our competitors.  Our most difficult competitive pressure, is the hiring of qualified contractors to drill, develop and extract the ore from our site and related geologists and consultants.  In this area, our competitors have significant advantage, as they have professional, full-time staffs who can perform these functions and are in a position to pay more for such services and to offer longer-term, more extensive engagements to service providers.   Our competitors have enormous financial resources and mineral extraction requires significant financial resources, often in the tens of millions or hundreds of millions of dollars.  Because we have barely enough financial resources to maintain our current exploration program and cannot exploit the resources fully without a significant cash infusion, we are at a substantial disadvantage with respect to our larger competitors.

SIGNIFICANT CUSTOMERS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we are not dependent on any one customer.  However, it is likely that we will become dependent on one customer for our uranium ore or refined uranium.  Because uranium is a commodity good and in relatively short supply, we believe that we would be able to find alternative customers, were we to lose our major customer, but the number of end user consumers of uranium is relatively small and we will always be dependent, to a greater or lesser extent, on one large customer or a few large customers.  There are no such arrangements currently in place.

INTELLECTUAL PROPERTY

OVERVIEW

We intend to rely for our business on trade secrets in order to protect our intellectual property.  Although intellectual property is not normally central to the uranium extraction business, our maps, geological surveys, site data, ore data, cost per ton to extract and other important information could prove useful to our competitors and could damage our negotiating position with customers for our ore, were such information to be compromised.

We cannot be certain that the precautions we will take to safeguard trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

TRADEMARKS

We do not currently have any trademarks in registration.

TRADE SECRETS

Whenever we deem it important for purposes of maintaining competitive advantages, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom we may require to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.  However, because we rely on a number of third party contractors, geologists and surveyors to assist us in our mineral exploration work, we have very little assurance as a practical matter that any of the confidential information regarding our mineral exploration activities will remain confidential.  Loss of confidentiality could cause us significant problems in negotiations with customers, refiners and suppliers.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended December 31, 2007, we had three full-time employees and three consultants.

We are not subject to any collective bargaining agreements and believe that our relationships with our employees and consultants are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 8655 East Via De Ventura, Suite G200, Scottsdale, AZ, which we lease on a month-to-month basis, although our primary business activity is conducted on our mineral properties located in Ontario, Canada. Our telephone number is (480) 346-1460.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this annual report for the fiscal year ended December 31, 2007, our common stock is listed on the OTC Bulletin Board under the symbol BCFT.  No trades occurred in our stock until December, 2007.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last quarter on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending	High Price	Low Price
December 31, 2007	$12.75	$1.01

STOCKHOLDERS

As of April 10, 2008, there were approximately 22 holders of record of our common shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal year ended December 31, 2007, however, as reported on our filing on Form 8K dated December 10, 2008, we issued Secured, Convertible Debentures in a face value amount of $3,750,000 to three institutional investors.  These Debentures contained registration and other rights are secured by all of our assets, including our Ontario mining claims.  The Debentures included warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.30 per share.  We issued these debentures at a 20% discount to face value, meaning we only received $3,000,000 in gross proceeds and paid a financing fee of $750,000, in addition to legal and bank fees of $30,075. The holders of the debentures were entitled to withhold $250,000 of proceeds to ensure the timely filings of the Canadian Security Interest Filings. This amount has been recorded as a receivable at December 31, 2007 and the filings were made by the Company in January 2008. Cash proceeds from the issuance of the debentures, after these commissions and fees, were $2,719,925.  Out of the cash proceeds from the debentures, we also paid a $300,000 commission and issued warrants to purchase 1,500,000 shares to a placement agent who assisted in this transaction.  The debentures are convertible into our common stock at $0.25 per share, although because they were purchased at a discount, the effective conversion price is $0.20 per share.  The debentures require repayment beginning in December 2009. Interest of 8% is payable monthly beginning January 2008 in either cash or the Company’s common shares, at the option of the Company. For more information regarding the sale of the debentures, please refer to the Form 8K referenced above.  We also issued 1,250,000 common shares to the former mineral rights holders as we were required to do under the terms of our acquisition of our Canadian mining subsidiary.  We also issued a convertible promissory note to Gravhaven Trust in exchange for a loan of $500,000.  The note was convertible, at Bancroft Uranium’s option, into restricted common shares at $0.40 and bore interest at 8.0% per annum. The principal on the note was paid in November 2007. Unpaid interest as of December 31, 2007 was $6,667.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our financial statements for the fiscal year ended December 31, 2007 and the related notes appearing elsewhere in this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added an explanatory paragraph to their report raising substantial doubt as to our ability to continue as a going concern, which is further explained in Note 2 to the financial statements.

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

Capitalization of Development Costs - All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the acquisition of the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties will be expensed as incurred until such time that the existence of a commercially mineable uranium deposit is confirmed. All properties with significant acquisition or incurred costs will be evaluated for their realizability on a property-by-property basis. Any impairment of such costs will be recognized through a reduction in the net carrying value of the asset.

Depreciation and Depletion - Depletion of uranium mineral interests, permits, licenses and related development costs will be computed on a property-by-property basis using the units-of-production method based on each projects pounds of recoverable uranium. Depreciation and depletion will be provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties will be ceased. Depreciation and depletion of our plant facilities, machinery and equipment would continue, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles will be depreciated using a straight line method based upon the estimated useful lives of the assets.

Capitalization of Interest - The Company will capitalize interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the years ended December 31, 2007 and 2006.

Restoration and Remediation Costs (Asset Retirement Obligations) - Various federal and provincial mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The standard will be adopted by the Company. Reclamation costs will be allocated to expense over the life of the related assets and will be periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Because the Company has not begun its mining activity as of December 31, 2007, Management has determined that there is no reclamation obligation as of December 31, 2007.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005.

Future reclamation and remediation costs will be accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of future of surface and groundwater activities.

Revenue Recognition for Uranium Sales - The Company will deliver uranium to its customers at third-party conversion facilities. The third-party converters will warehouse our uranium and will transfer title to our customers via book transfer upon instructions supplied by the Company. The Company will recognize revenue from the sale of uranium when title to the uranium transfers and delivery is completed through such book transfer, and payment is reasonably expected.

Impact of Recent Accounting Pronouncements - In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in operating costs in the same period as the revenue from the sale of inventory. The EITF 04-6 applies specifically to conventional mining operations (open pit mining).

In September 2006, FASB issued SFAS 157, Fair Value Measurements (FAS 157). The standard, effective for the Company on October 1, 2008, establishes a recognized framework for measuring fair value, and expands disclosures related to fair value inputs. No new fair value measurements are required. This standard is generally to be applied prospectively and does not have an impact on earnings or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

PLAN OF OPERATION

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, our operations consist of (i) our current efforts to explore and verify uranium mineral deposits on our Monmouth property; (ii) planning for future exploration of our Longlac and Elliot Lake properties; (iii) discussions with potential joint-venture partners, customers and suppliers with respect to the uranium ore located at our properties and; (iv) evaluation and negotiation with respect to other uranium mining properties we might potentially acquire.  Over the next twelve months, we intend to complete our drilling program, which began in February 2008, on our Monmouth property and develop the geological information necessary to bring us into compliance with applicable Canadian law.  This drilling is the start of a process aimed at bringing the historical work into modern N.I. Policy 43-101 compliance, a recognized world mining standard. Once the drill program is complete, engineers will undertake a geological report which will ultimately lead to a uranium resource calculation of the in-situ tons and contained pounds of uranium. Bancroft is currently receiving initial assay results from the start of the drill program and will be reporting groups of drill results shortly.

The Company, once final 43-101 reporting is received, will subsequently be in a position to implement recommendations and move forward with planning for future work towards pre-feasibility studies that will be required prior to determining whether Monmouth represents a viable commercial uranium deposit. In conjunction with the drilling results, the Company will be reporting on a metallurgical study currently underway with the processing of a test sample of the Monmouth rock with SGS Mineral Services Laboratory located in Lakefield, Ontario.

Once we determine that Monmouth represents a viable commercial uranium deposit and we are able to verify the extent of the deposit and the costs of extraction, it will be necessary for us to raise substantial sums to provide for the extraction, transportation and refining of the ore.  We intend to accomplish this by means of bank financing, the sale of equity or debt securities, a potential joint venture, sale of the ore in situ, or a supply contract in which we sell the future rights to some quantity of the refined, extracted ore in exchange for a pre-payment that facilitates extraction, or some combination of these methods.  We must be successful in obtaining financing prior to December 2009, using one of these methods, as we have obligations to purchasers of our Secured Convertible Debentures to begin repayment of principal in December 2009 and we currently do not have sufficient resources to make such repayment and are ineligible, based on the current volume of sales of our common shares, from using common shares to service this debt.

As soon as we have obtained financing through one of the means listed above, we will begin a multi-year, multi-million dollar, complex, environmentally sensitive uranium extraction process, using the greatest of care and all current environmental remediation techniques to ensure a minimal environmental impact of our activities.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended December 31, 2007 we had $1,741,352 of cash on hand.

Our net loss increased by $836,236 from a net loss of $17,292 for the fiscal year ended December 31, 2006 to a net loss of $853,528 for the fiscal year ended December 31, 2007, and our working capital increased $1,924,665 from a deficit of $25,576 as of December 31, 2006 to a surplus of $2,451,918 as of December 31, 2007.  The increase in net loss is attributable to an increase in general and administrative expenses associated with salaries for employees for the commencement of our activities as a mineral exploration company, as well as interest expenses and mineral exploration expenses.  Our increased working capital is the result of the sale of our Secured, Convertible Debentures in December, 2007.

Net cash used in operating activities increased by $636,668, from $27,857 for the fiscal year ended December 31, 2006 to $664,525 for the fiscal year ended December 31, 2007. This increase was primarily the result of increased general and administrative expenses, interest expenses and mineral exploration expenses associated with our mineral exploration activities.

Net cash provided by financing activities increased $2,403,734, from $0 for the fiscal year ended December 31, 2006 to $2,403,734 for the fiscal year ended December 31, 2007. Net cash provided by financing activities for the fiscal year ended December 31, 2007 was attributable to the sale of our Secured, Convertible Debentures, less interest and issuance costs.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our mineral exploration activities. We may seek to raise additional capital though bank financing, the sale of equity or debt securities, a potential joint venture, sale of the ore in situ, or a supply contract in which we sell the future rights to some quantity of the refined, extracted ore in exchange for a pre-payment that facilitates extraction, or some combination of these methods.  As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have obtained no verbal commitments regarding further investments in our company and have no understandings with anyone concerning financing through any of the mechanisms named in this paragraph; and, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us.   Any inability to secure external financing would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

Risks Related to Our Business

All of Our Assets Are Pledged to the Selling Shareholders.  Failure to Repay the Selling Shareholders Will Result in the Loss of All of Our Assets

All of our mineral assets, which constitute all of the non-cash assets of the Company and our entire business, are pledged to the selling security holders under agreements which require repayment of $3,750,000 in principal plus interest plus additional fees, penalties, costs and expenses.  If we fail to abide by the agreements with our selling shareholders, the selling shareholders can take possession of our assets, leaving us with no assets and no business.   We do not presently have the cash or cash flow to repay the selling shareholders their principal and interest without  obtaining additional financing.  There can be no assurance of our ability to obtain such financing.  You are therefore taking a risk that we will default on our obligations to the selling shareholders, leaving the Company with no assets and no value.

We Have No Operating History.  Accordingly, You Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

We are an exploration stage company and have never had revenue from operations.  As a company without an operating history and limited property interests or related assets, it is difficult for potential investors to evaluate our business.  Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the uranium mining industry.  Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies.  We may never overcome these obstacles.

We Have Not Yet Established Any Reserves And There Is No Assurance That We Ever Will.

There are numerous uncertainties inherent in estimating quantities of uranium resources, including many factors beyond our control, and no assurance can be given that the recovery of uranium will be realized.  In general, estimates of recoverable uranium resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results.  All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved.  For these reasons, estimates of the recoverable uranium, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Our Lack Of Diversification Will Increase The Risk Of An Investment In Us, As Our Financial Condition And Results Of Operations May Deteriorate If We Fail To Diversify.

Only our Monmouth property is in an active state of exploration.  Efforts at Elliot Lake and Longlac have not progressed beyond initial prospecting and surveying.  The majority of our efforts and spending are on the Monmouth property.  Larger companies have the ability to manage their risks over many properties.  However, we lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Relationships Upon Which We May Rely Are Subject To Change, Which May Diminish Our Ability To Conduct Our Operations.

To develop our business, it will be necessary for us to establish business relationships which may take the form of joint ventures with private parties and contractual arrangements with other companies, including those that supply equipment and other resources that we expect to use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If these relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

We May Not Be Able To Effectively Establish Operations Or Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions establishing and expanding our business.  If we are successful at establishing operations at Monmouth and elsewhere, we may be unable to manage our growth.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new personnel. We cannot assure you that we will be able to:

  § meet our capital needs;

  § expand our systems effectively or efficiently or in a timely manner;

  § allocate our human resources optimally;

  § identify and hire qualified employees or retain valued employees; or

  § incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Competition In Obtaining Rights To Acquire And Develop Uranium Reserves And To Market Our Production May Impair Our Business.

The uranium industry is highly competitive. Other companies may seek to acquire property leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition has become increasingly intense as the price of uranium on the commodities markets has risen sharply in recent years.

Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining capacity which may give them a competitive advantage.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our business.

The uranium industry competes with other industries in supplying energy, fuel, and related products to consumers.  If another industry were to be able to produce fuel and electricity more cheaply than the uranium alternative, fewer nuclear power plants may be built restricting the growth in demand for our product.  Development of new projects or expansion of existing operations could materially increase the supply of recoverable uranium.  Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for uranium.

Our Business May Suffer If We Do Not Attract And Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business.  We presently have a small management team which we intend to expand in conjunction with our planned operations and growth.  The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.  We do not have written agreements in place with any employees, but we anticipate having such agreements in place soon.  There can be no assurance that such agreements will be adequate to retain our employees.

Our success depends on the ability of our management to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments.  Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, and marketing personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel.

Our Management Team Does Not Have Extensive Experience In Public Company Matters, Which Could Impair Our Ability To Comply With Legal And Regulatory Requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and result in the deterioration of our business.

Losses And Liabilities Arising From Uninsured Or Under-Insured Hazards Could Have A Material Adverse Effect On Our Business.

Our proposed unconventional uranium operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons, such as fires, explosions, gaseous leaks, and migration of harmful substances.  A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability.  We have not made a determination as to the amount and type of insurance that we will carry. It cannot be assured that our insurance will be sufficient to cover any such casualty occurrences or disruptions.  Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Because Our Officers Have Other Business Interests, They May Not Be Able To Devote A Sufficient Amount Of Time To Our Business Operation, Causing Our Business To Fail.

Our officers and directors presently possess adequate time to attend to our interests.  In the future, our management will use their best efforts to devote sufficient time to the management of our business and affairs and, provided additional staff may be retained on acceptable terms, to engage additional officers and other staff should additional personnel be required.  However, it is possible that our demands on management's time could increase to such an extent that they come to exceed their available time, or that additional qualified personnel cannot be located and retained on commercially reasonable terms.  This could negatively impact our business development.

Our Business Is Dependent on Our Mineral Lease Agreements.  If We Violate the Agreements or They Are Otherwise Unenforceable, We Will Have No Assets and No Business

All of our rights to explore and develop our properties come from agreements we have in place regarding those properties.  Any deficiency in those agreements or failure of ours to abide by those agreements or any defect in the claims or rights to those agreements, could prevent us from exploiting the properties.  We are highly dependent on these agreements for our business success.  Without them, we will have no ability to extract uranium and no ability to conduct our business.

Risks Related to Our Securities

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common shares will likely be sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholder.

Our principal shareholder presently owns approximately 51.9% on a non-fully diluted basis of our outstanding common shares, representing approximately 52% of our voting power. This shareholder, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration, elections of our board of directors will generally be within the control of this shareholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal shareholder. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.

The limitation of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation limit the liability of our directors for monetary damages for breach of fiduciary duties to the maximum extent permitted by Nevada law. We will also be giving indemnification to our directors and officers to the maximum extent provided by Nevada law. We may also have contractual indemnification obligations under future agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 7. FINANCIAL STATEMENTS.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Period From October 12, 2001 (Date of Inception) through December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from October 12, 2001 (Date of Inception) through December 31, 2005 and for the Years Ended December 31, 2006 and 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Period from October 12, 2001 (Date of Inception) through December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Bancroft Uranium, Inc.

We have audited the accompanying consolidated balance sheets of Bancroft Uranium, Inc. (an exploration stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from October 12, 2001 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancroft Uranium, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from October 12, 2001 (date of inception) through December 31, 2007 in accordance with the U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s accumulated deficits, negative cash flows from operations,  operating losses, and the need to raise additional capital to fund continuing exploration costs raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

April 15, 2008
Salt Lake City, Utah

BANCROFT URANIUM, INC.
FORMERLY CONSCIOUS INTENTION, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$1,741,352	$2,143
Related party receivables	27,020	-
Prepaid expenses	15,000	-
Receivable on convertible debenture	250,000	-

Total Current Assets	2,033,372	2,143

Property - Unproved mineral interests	531,199	-
Goodwill	4,948	-
Debt issuance costs, net of accumulated amortization of $37,742 and $0	1,042,258	-

Total Assets	$3,611,777	$2,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$66,649	$4,669
Accrued interest	27,634	-
Derivative liability	-	23,050
Obligation pursuant to mineral acquisition agreement	40,000	-

Total current liabilities	134,283	27,719

Obligation pursuant to mineral acquisition agreement	140,000	-

Secured convertible debentures, net of unamortized discount of $3,618,952 and $0	131,048	-

Total Liabilities	405,331	27,719

Stockholders Equity (Deficit)

Common stock, par value $.001, 500,000,000 shares authorized, 46,178,000 and 500,000,000 issued and outstanding, respectively	46,178	500,000
Additional Paid-in capital	4,085,322	(454,050)
Deficit accumulated during the exploration stage	(925,054)	(71,526)

Total Stockholders' Equity (Deficit)	3,206,446	(25,576)

Total Liabilities and Stockholders' Equity (Deficit)	$3,611,777	$2,143

The accompanying notes are an integral part of these financial statements

BANCROFT URANIUM, INC.
FORMERLY CONSCIOUS INTENTION, INC
(An EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended		For the period from October 12, 2001 (date of inception) to
	December 31,		December 31,
	2007	2006	2007

Revenues	$-	$-	$-

Expenses:
Selling, general and administrative	598,764	17,020	687,858
Interest expense	158,682	272	158,954
Exploration costs	96,082	-	96,082

Total expenses	853,528	17,292	942,894

Loss from operations	(853,528)	(17,292)	(942,894)

Gain on forgiveness of loan	-	-	17,810
Interest income	-	-	30

Net loss	$(853,528)	$(17,292)	$(925,054)

Net Loss per Share	$-	$-

Weighted Average Number of Common Shares Outstanding	434,756,307	500,000,000

The accompanying notes are an integral part of these financial statements

BANCROFT URANIUM, INC.
FORMERLY CONSCIOUS INTENTION, INC
(AN EXPLORATORY STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During Exploration	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance, October 12, 2001 (date of inception)	-	$-	$-	$-	$-

Shares issued for cash, $.001 per share	208,000,000	208,000	(204,000)	-	4,000

Net loss	-	-	-	(3,792)	(3,792)

Balance, December 31, 2001	208,000,000	208,000	(204,000)	(3,792)	208

Net loss	-	-	-	(5,214)	(5,214)

Balance, December 31, 2002	208,000,000	208,000	(204,000)	(9,006)	(5,006)

Shares issued for cash, $.50 per share	1,040,000	1,040	8,960	-	10,000

Net loss	-	-	-	(34,440)	(34,440)

Balance, December 31, 2003	209,040,000	209,040	(195,040)	(43,446)	(29,446)

Net loss	-	-	-	(17,696)	(17,696)

Balance, December 31, 2004	209,040,000	209,040	(195,040)	(61,142)	(47,142)

November 11, 2005, Stock issued for repayment of note payable	309,400,000	309,400	(254,400)	-	55,000

Derivative liability for shares issued in excess of authorized	(18,440,000)	(18,440)	(4,610)	-	(23,050)

Net loss	-	-	-	6,908	6,908

Balance, December 31, 2005	500,000,000	500,000	(454,050)	(54,234)	(8,284)

Net loss	-	-	-	(17,292)	(17,292)

Balance, December 31, 2006	500,000,000	500,000	(454,050)	(71,526)	(25,576)

October 1, 2007; Cancellation of shares at no cost to Company	(57,200,000)	(57,200)	57,200	-	-

Reversal of derivative liability for shares issued in excess of authorized	18,440,000	18,440	4,610	-	23,050

October 2, 2007; 1,250,000 shares issued pursuant to purchase agreement; $0.25 per share	1,250,000	1,250	311,250	-	312,500

November 11, 2007; Cancellation of shares at no cost to Company	(416,312,000)	(416,312)	416,312	-	-

December 5, 2007, Fair value of 16,500,000 detachable warrants issued in conjunction with convertible debt	-	-	3,750,000	-	3,750,000

Net loss	-	-	-	(853,528)	(853,528)

Balance, December 31, 2007	46,178,000	$46,178	$4,085,322	$(925,054)	$3,206,446

The accompanying notes are an integral part of these financial statements

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the Period From October 12, 2001 (date of inception) to December 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net Loss	$(853,528)	$(17,292)	$(925,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	37,742	-	37,742
Non cash interest expense on accretion of debt discount	131,048	-	131,048
Loss on exchange	1,266	-	1,266
Expenses paid by debt holder from proceeds	15,000	-	15,000
Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Related party receivables	(27,020)		(27,020)
Prepaid expenses	(15,000)	-	(15,000)
Accounts payable	18,323	(10,565)	9,148
Accrued interest	27,634	-	27,634

Net Cash Used In Operating Activities	(664,535)	(27,857)	(739,202)

Cash Flows From Investing Activities
Cash received in acquisition of 2146281 Ontario	10	-	10

Net cash used in investing activities	10	-	10

Cash Flows From Financing Activities
Increase in receivable form related party	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Increase (decrease) in payable to related party	-	-	12,510
Cash proceeds from long term debt	3,203,734	-	3,203,734
Payment of debt issuance costs	(300,000)	-	(300,000)
Payment of long term debt	(500,000)	-	(500,000)

Net cash used in financing activities	2,403,734	-	2,480,544

Net increase (decrease) in cash	1,739,209	(27,857)	1,741,352

Cash, Beginning of period	2,143	30,000	-

Cash, End of period	$1,741,352	$2,143	$1,741,352

Cash paid for interest	$-	$272	$272

Non cash Investing and Financing:
Derivative liability from issuance of common stock	$(23,050)	$-	$-
Cancellation of 473,512,000 common shares at no cost to the Company	473,512	-	473,512
Assumption of payables for acquisition of 2146281 Ontario	223,657	-	223,657
Issuance of shares for acquisition of 2146281 Ontario	312,500	-	312,500
Debt issuance costs connected with issuance of note payable	780,000	-	780,000
Warrants issued in conjunction with debt financing	3,750,000	-	3,750,000
Receivable from debt-holder	250,000	-	250,000

The accompanying notes are an integral part of these financial statements

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1.  FORMATION AND BUSINESS OF THE COMPANY

Nature of Operations - On October 12, 2001, Conscious Intention, Inc. (CI, or the Company) was organized under the laws of the State of Nevada. Until October 2007, the planned operations of CI consisted of providing management consulting services. CI did not earn revenues from any source of its planned operations and relied upon cash flows from equity issuances and an increase in accounts payable to sustain operations. On September 14th, 2007, CI voted to complete a 52-to-1 forward stock split, increase its authorized shares to 500,000,000, and changed its name to Bancroft Uranium Inc. (“the Company”). On October 1, 2007, the Company's President and Chief Executive Officer submitted 57,200,000 common shares for voluntary rescission and cancellation. On October 5, 2007, the Company completed the acquisition of 100% of the issued and outstanding common shares of 2146281 Ontario, Ltd., a Canadian mining company (see further described in Note 7).  As a result of this acquisition, the Company’s President and Chief Executive Office resigned and the Board of Directors appointed a new President and Chief Executive Officer.  On November 12, 2007, the Company’s former President and Chief Executive Officer submitted an additional 416,312,000 shares for voluntary rescission and cancellation.

The Company is now primarily engaged in the business of acquiring, exploring, developing and mining uranium properties. At present the Company owns undeveloped uranium properties in the Province of Ontario, Canada. The Company is an exploration stage company and has not yet established any proven mineral reserves on its existing properties. The Company has not begun principal operations and as is common with a company in the exploration stage, the Company has no source of revenues.

Business Condition - The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations and obtaining the additional working capital necessary to be successful in its planned activity. To date, the Company has received funding through the issuance of notes and convertible debentures for net proceeds of $3,203,734. Management continues to actively seek additional sources of capital to fund current and future operations. Management has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. The Company has also recognized significant losses since inception and negative cash flows. As a result, the above raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the results of the Company and its wholly owned subsidiary, 2146281 Ontario Ltd.  All intercompany balances have been eliminated in consolidation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalization of Development Costs - All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the acquisition of the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties will be expensed as incurred until such time that the existence of a commercially mineable uranium deposit is confirmed. All properties with significant acquisition or incurred costs will be evaluated for their realizability on a property-by-property basis. Any impairment of such costs will be recognized through a reduction in the net carrying value of the asset.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Depreciation and Depletion - Depletion of uranium mineral interests, permits, licenses and related development costs will be computed on a property-by-property basis using the units-of-production method based on each projects pounds of recoverable uranium. Depreciation and depletion will be provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties will be ceased. Depreciation and depletion of our plant facilities, machinery and equipment would continue, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles will be depreciated using a straight line method based upon the estimated useful lives of the assets.

Capitalization of Interest - The Company will capitalize interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the years ended December 31, 2007 and 2006.

Restoration and Remediation Costs (Asset Retirement Obligations) - Various federal and provincial mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The standard will be adopted by the Company. Reclamation costs will be allocated to expense over the life of the related assets and will be periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Because the Company has not begun its mining activity as of December 31, 2007, Management has determined that there is no reclamation obligation as of December 31, 2007.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB No. 143”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005.

Future reclamation and remediation costs will be accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of future of surface and groundwater activities.

Concentration of Credit Risk - The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at December 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

Revenue Recognition for Uranium Sales - The Company will deliver uranium to its customers at third-party conversion facilities. The third-party converters will warehouse the Company’s uranium and will transfer title to the Company’s customers via book transfer upon instructions supplied by the Company. The Company will recognize revenue from the sale of uranium when title to the uranium transfers and delivery is completed through such book transfer, and payment is reasonable expected.

Basic and Diluted Loss Per Common Share - Basic loss per common share is calculated based on the weighted average shares outstanding during the period.  Diluted net loss per common share has been calculated assuming the exercise or conversion of all dilutive securities except in during loss periods when those potentially issuable shares are anti-dilutive.  Basic earnings per share includes the effect of the 52-to-1 forward stock-split as further discussed in Note 6.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The weighted average number of common shares used to calculate basic and diluted earnings (loss) per share was 434,756,307 and 434,756,307, respectively in 2007. At December 31, 2007 and 2006, the Company had 31,500,000 potentially issuable common shares that were excluded from the calculation of diluted loss per share, which are anti-dilutive. These potential common stock issuances of shares relate to conversion features in the Company’s convertible debts payable and to warrants outstanding related to the issuance of convertible debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2007 and 2006, the Company had cash in excess of FDIC insurance of $1,626,147 and $0, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically regarding the Company’s uranium properties, significant estimates will be utilized in determining the carrying value of these assets and in the case of producing and development properties the pounds of uranium to be recovered. The actual values received from the disposition of these assets and the amount of uranium recovered from these projects may vary significantly from these estimates based upon market conditions, financing availability and other factors.

Regarding the Company’s reserve for future restoration and reclamation costs, significant estimates will be utilized in determining the future costs and timing to complete the groundwater restoration and surface reclamation at the Company’s mine sites. The actual cost to conduct these activities may vary significantly from these estimates.

Risks and Uncertainties - Historically, the market for uranium has experienced significant price fluctuations. Prices are significantly impacted by global supply and demand, which is affected by the demand for nuclear power, political, and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. Increases or decreases in prices received could have a significant impact on the Company’s future results of operations.

Income Taxes The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and  liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and  liabilities of a change in tax rates is recognized in income in the  period  that includes the date of enactment or substantive enactment. As of December 31, 2007 and 2006, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the  potential deferred  tax assets resulting from these losses carry forwards.

Impact of Recent Accounting Pronouncements - In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in operating costs in the same period as the revenue from the sale of inventory. The EITF 04-6 applies specifically to conventional mining operations (open pit mining).

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FSAB Statement No. 115”, (FAS 159). The standard, effective for the Company on October 1, 2008, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The effect of this standard has not yet been determined.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

NOTE 3.    UNPROVED MINERAL INTERESTS

Property, Plant and Equipment

Unproved mineral interests	$531,199

Uranium Properties
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium production from each project. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

The Company has acquired various claims to properties under the following Mineral Acquisition Agreements.

Monmouth Property
The Company owns Claims on 71 Units located in Monmouth Township in the Southern Ontario Mining Division. As payment for the mineral interests, the Company is required to make cash payments totaling $200,000, of which $20,000 was paid by an independent contractor on behalf of the Company and as of December 31, 2007, is included as accounts payable. The remaining $180,000 is payable in annual installments, as further described in Note 4. In addition, the Company granted a 3% Net Mineral Royalty and issued 500,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,500,000.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Elliot Lake Property
The Company owns Claims on 30 Units located in Long Township of the Sault St. Marie Mining Division. As payment for the mineral interests, the Company was required to make a cash payment of $3,550, which was paid by an independent contractor on behalf of the Company and as of December 31, 2007, is included in accounts payable. In addition, the Company granted a 3% Net Mineral Royalty and issued 375,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,000,000.

Longlac Property
The Company owns claims on 128 Units located in the District of Thunder Bay Mining Division. As payment for the mineral interests, the Company was required to make a cash payment of $15,149, which was paid by an independent contractor on behalf of the Company and as of December 31, 2007, is included in accounts payable. In addition, the Company granted a 3% Net Mineral Royalty and 375,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,000,000.

NOTE 4.   LONG-TERM DEBT

Obligation Pursuant To Mineral Acquisition Agreement
The obligation for $180,000 ($40,000 current portion and $140,000 long-term portion) relates to the acquisition of the Monmouth Mineral Claims and the repayment is payable in three annual installments through December 31, 2010. There is no interest payable on the outstanding balances. Management has determined that the imputed interest on the payable is immaterial.

Promissory Note
During the year, the Company entered into a $500,000 promissory note with a third party company. The note was due on October 30, 2008, with interest payable at 8%. During the year, the principal balance of the note was repaid in full. The unpaid interest still owing on the principal of $6,667 has been accrued and recorded as interest expense.

Convertible Debenture
On December 5, 2007, the Company issued $3,750,000 secured convertible debentures to three private financing companies.  The convertible debentures bear interest at a rate of 8% per annum payable monthly and the principal is due and payable in full on December 5, 2009. Under the terms of the agreement, $250,000 of the funding was held back by the financing company pending recording of security interests in the Company’s mining properties on behalf of the holders of the Company's debentures. Subsequent to year end, these interests were recorded and the cash was received by the Company. The costs associated with securing financing of $1,080,000 was recorded as debt issuance costs and are amortized to interest expense over the term of the debenture. The debentures are convertible at the holder’s option into the Company’s common shares at a rate of $0.25 per share.

There are certain penalty provisions contained in the Registration Rights Agreement ("RRA") dated December 5, 2007 between the Company and certain investors.  The RRA was negotiated before changes to Rule 144 were formally adopted .  The Company made provisions in the RRA for an August 1, 2008 effectiveness date for the initial registration statement that included penalties, but the language provided that if the registered shares could be sold under Rule 144 without restriction, the penalties would not apply.  Rule 144 did change in February and the Company will be able to issue the shares in the initial registration statement without restriction irrespective of effectiveness, under Rule 144 on June 6, 2008 or later.  Therefore, as long as the Company uses its best efforts to continue to prosecute the registration statement, the probability of incurring penalties under this provision is remote, irrespective of when the initial registration statement is declared effective.

In accordance with the terms of the financing agreement, the Company issued a total of 16,500,000 share purchase warrants. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.30 per share and can be exercised over a period of 5 years. The fair value of the warrants was determined using the Black-Scholes option-pricing model. As the value attributed to the warrants cannot exceed the gross proceeds of the associated instrument, the value of the warrants was determined to be equal to the gross proceeds of the loan of $3,750,000. This amount was recorded as additional paid-in capital and reduced the carrying value of the debenture, to zero. The discount on the debenture is being amortized to interest expense over the term of the debenture. At December 31, 2007, the unamortized discount on the debenture is approximately $3,618,952.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As of December 31, 2007 and 2006, notes payable consisted of the following:

December 31,	2007	2006

Non-interest bearing note; due May 2008; secured by mineral properties	$180,000	$-

$3,750,000 secured convertible debentures with three financing companies;8% interest, payable monthly; principal due December 2009 (net of unamortized discount of $3,618,952 and $0, respectively)	131,048	-
Total	311,048	-
Less: current portion	(40,000)	-
Total – long -term	$271,048	$-

NOTE 5.   RELATED-PARTY TRANSACTIONS

During the year the Company incurred $180,000 in consulting, management and director fees. These fees were paid as follows:

(a)	$60,000 in management and director fees paid to a company controlled by the Company’s President and Chief Executive Officer;
(b)	$60,000 in management and director fees paid to a company controlled by the Company’s Vice President and Chief Financial Officer, and
(c)	$60,000 in consulting fees paid to a company controlled by the Company’s Vice President of Exploration.

The Company also advanced a total of $27,020 to the President and Vice President during the year. This balance is recorded as a related party receivable.

NOTE 6.   STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital
The Company is authorized to issue 500,000,000 shares of common stock at par value of $0.001. On September 14, 2007 the Company voted to complete a 52-to-1 forward stock split, increasing its authorized shares to 518,440,000 which is reflected retroactively in the financial statements. As a result of the outstanding shares exceeding the authorized amount, the Company recorded a derivative liability for the fair market value of the 18,440,000 shares. The value of the underlying shares was determined based on comparable share purchases on or around the date of the 52 for 1 forward share split. As a result, a derivative liability of $23,050 was recorded and then reversed on October 1, 2007, when the Company's President and Chief Executive Officer submitted 57,200,000 common shares for voluntary rescission and cancellation.  On November 12, 2007, the Company’s former President and Chief Executive Officer submitted an additional 416,312,000 shares for voluntary rescission and cancellation.

Warrants
On December 5, 2007, and pursuant to the terms of the convertible debt financing arrangement (Note 4), the Company issued 16,500,000 share purchase warrants to purchase an equivalent number of common shares of the Company at an exercise price of $0.30 per share, exercisable for five years. The fair value of these warrants was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.94%, a dividend yield of 0%, and an expected volatility of 196%. The $3,750,000 fair value of the common share purchase warrants was recorded as additional paid-in capital and a reduction to the carrying cost of the convertible debenture.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

During the year there were no common share purchase warrants exercised. A summary of the Company’s common share purchase warrants as of December 31, 2007 is presented below:

	Number of	Weighted average	Weighted average Remaining
	warrants	exercise price	life (years)

Balance - December 31, 2006	-	$-	-
Issued	16,500,000	0.30	4.93
Exercised	-	-	-

Balance - December 31, 2007	16,500,000	$0.30	4.93

NOTE 7.  BUSINESS COMBINATION

On October 5, 2007, the Company completed the acquisition of 100% of the issued and outstanding common shares of a Canadian mining company, 2146281 Ontario, Ltd. Pursuant to the acquisition, the Company assumed the liabilities of 2146281 Ontario of $536,157 and granted the sellers a net mineral royalty of 7% on the mineral rights acquired. The net mineral royalties are calculated based on gross revenue, payable quarterly.

On October 2, 2007, the Company issued 1,250,000 common shares in satisfaction of the liability to the sellers of 2146281 Ontario. The fair value of these shares was $312,500.

This transaction has been accounted for in accordance with SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company has evaluated the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.  The purchase of 2146281 Ontario resulted in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $4,948 (see detail below).

Fair value of assets acquired:
Cash	$10
Unproved mineral interests	531,199
Total fair value of assets acquired	531,209

Fair value of liabilities assumed:
Accounts payable	4,958
Payable for mineral properties - cash	218,699
Payable for mineral properties - common stock	312,500
Total fair value of liabilities assumed	536,157

Excess fair value of net assets acquired (goodwill)	$4,948

The Company evaluated the carrying value of the mineral properties and goodwill at year end to determine if events have occurred or circumstances have changed that would more likely than not reduce the fair value of the property below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company’s evaluation of the mineral properties and goodwill completed during the year ended December 31, 2007 resulted in no impairment losses.

BANCROFT URANIUM INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8.   INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No.109.  The Company has paid no federal income taxes since its incorporation. As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax reporting purposes of $880,577, which, if unused, will expire beginning in 2022. Due to the change of control with the acquisition by the Company of 214 Ontario, the accumulated losses of the Company incurred prior to the acquisition of approximately $71,526, is limited to an annual amount of approximately $25,923 in accordance with the internal revenue code.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally  reflected in current income.

The tax effect of the operating loss carry forwards are as follows at December 31, 2007 and 2006:

For the years ended December 31,	2007	2006
Operating loss carry forward	$299,327	$24,249
Deferred tax liability	(28)	-
Valuation allowance	(299,299)	(24,249)

Total Deferred Tax Asset	$-	$-

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2007 and 2006:

For the years ended December 31,	2007	2006
Tax at federal statutory rate (34%)	$(290,200)	$(4,669)
Non-deductible expenses	15,150	-
Change in valuation allowance	275,050	4,669

Provision for Income Taxes	$-	$-

NOTE 9.   COMMITMENTS AND CONTINGENCIES

The Company’s mining operations are subject to federal and provincial regulations for the protection of the environment, including water quality. These laws are constantly changing and generally becoming more restrictive. The ongoing costs of complying with such regulations are not expected to be significant to the Company’s annual operating costs. Future mine closures and reclamation costs will be provided for as each pound of uranium is produced on a unit-of-production basis. The Company will review its reclamation obligations each year and determine the appropriate unit charge. The Company will also evaluate the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2007.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, P. Leslie Hammond, as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are not effective with respect to financial reporting and have not been designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods with respect to financial reporting.  Our Chief Executive Officer and Principal Financial Officer concluded that there are significant deficiencies in our financial reporting.  We intend to engage the services of a qualified, third party consultant to assist us in the design and implementation of effective financial reporting controls and intend to have such controls designed and implemented by June 30, 2008, though there can be no assurance that this will be the case.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal year covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended December 31, 2007:

Name	Age	Position
P. Leslie Hammond	61	Chief Executive Officer, President, and Director.

David Naylor	44	Principal Financial and Accounting Officer

P. Leslie Hammond - Chief Executive Officer, President and Director

P. Leslie Hammond is a chartered accountant who has been employed since 1985 as the President of Hammond Management Corporation based in Victoria, British Columbia.  At Hammond Management Corporation, Mr. Hammond provides private and public companies with a wide variety of management and advisory services.  Mr. Hammond has a bachelor of arts from Simon Fraser University in Economics and Commerce and has been a chartered accountant since 1974.

David Naylor – Principal Financial and Accounting Officer

David Naylor is a Certified Management Accountant (CMA).  From September 2002 until October 2003 he was employed by the British Columbia, Canada Ministry of Provincial Revenue based in Victoria, BC.  From October 2003 until the present, he has served as a director and CFO of Silver Star Energy, Inc. and a director and CFO of Caliber Energy, Inc.  Mr. Naylor previously worked for a media publishing concern.

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have no standing committees and our entire board of directors serves as our audit, compensation and nominating committees. We believe that our board of directors are capable of adequately analyzing and evaluating our financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, we will provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Bancroft Uranium, Inc., 8655 East Via De Ventura, Suite G200, Scottsdale, AZ 85258.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
P. Leslie Hammond*	2007	$60,000	-	-	-	-	-	-	$60,000
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

Andrew Hamilton**	2007	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-

*	P. Leslie Hammond was appointed as our Chief Executive Officer, Principal Accounting Officer, President, and a director on October 12, 2007.

**	Andrew Hamilton was appointed our Chief Executive Officer, Principal Accounting Officer, President, and a director on November 10, 2005 and resigned on October 12, 2007.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have no employment agreements in place with any of our other executive officers, directors or employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no unexercised options, stock that had not vested, or equity incentive plan awards outstanding as of the end of the fiscal year ended December 31, 2007.  There are 16,500,000 warrants to purchase common stock at an exercise price of $0.30 per share that were issued in connection with the sale of our convertible debentures.

COMPENSATION OF DIRECTORS

Pursuant to authority granted under our Article III, Section 10 of our bylaws, directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended December 31, 2007 our directors were not compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we have not adopted an equity compensation plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2008. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 46,178,000 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days. The address of each person listed is care of Bancroft Uranium, Inc., 8655 East Via De Ventura, Suite G200, Scottsdale, AZ 85258.

Name	Amount and Nature of Ownership	Percent of Class*

P. Leslie Hammond (1)	23,972,000	51.9%

(1)	Consists of 23,972,000 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the year the Company incurred $180,000 in consulting, management and director fees. These fees were paid as follows:

(a)	$60,000 in management and director fees paid to a company controlled by the Company’s President and Chief Executive Officer;
(b)	$60,000 in management and director fees paid to a company controlled by the Company’s Vice President and Chief Financial Officer, and
(c)	$60,000 in consulting fees paid to a company controlled by the Company’s Vice President of Exploration.

The Company also advanced a total of $27,020 to the President and Vice President during the year. This balance is recorded as a related party receivable.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. (5)
3.2	By-Laws. (1)
4.1	Form of Common Stock Certificate. (1)
4.2	Form of Registration Rights Agreement dated December 5, 2007 among the Company and Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P. (3)
4.3	Form of Securities Purchase Agreement dated December 5, 2007 between the Company and Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P (3)
4.4	Form of Security Agreement dated December 5, 2007 from the Company to Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P (3)
4.5	Form of Subsidiary Guaranty from 2146281 Ontario Limited to Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P (3)
4.6	Form of Lock Up Agreement between certain shareholders, the Company and Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P. (3)
4.7	Form of Warrant Agreement between the Company and Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P. (3)
4.8	Lock Up Agreement between P. Leslie Hammond, the Company and Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P. (3)
4.9	Lock Up Agreement between Andrew Hamilton, the Company and Pierce Diversified Strategy Master Fund, Enable Opportunity Partners, L.P. and Enable Growth Partners L.P. (3)

10.1
Share Purchase Agreement, dated September 14, 2007, among the Registrant, 2146281 Ontario Limited, an Ontario, Canada corporation (“214”) and Gravhaven Limited, a Cayman Island corporation (“Gravhaven”).* (2)

10.2	Closing Memorandum between the Registrant, 2146281 Ontario Limited, Andrew Hamilton and P. Leslie Hammond, dated October 3, 2007 (4)
10.3	Elliot Lake South Project Agreement dated August 27, 2007 between 2146281 Ontario Limited and 2060014 Ontario Limited (4)
10.4	LongLac Project Agreement dated August 27, 2007 between 2146281 Ontario Limited and 2060014 Ontario Limited. (4)
10.5	Monmouth Agreement dated August 31, 2007 between 2146281 Ontario Limited and Yvon Gagne. (4)
10.6	Exclusive Finder’s Agreement between the Company and Empire Financial Group, Inc., dated October 4, 2007.(6)

31.1	Certification of Bancroft Uranium, Inc. Chief Executive Officer, P. Leslie Hammond, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2008.*
31.2	Certification of Bancroft Uranium, Inc. Chief Financial Officer and Principal Financial and Accounting Officer, David Naylor, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 15, 2008.*

32.1
Certification of Bancroft Uranium, Inc. Chief Executive Officer, P. Leslie Hammond, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2008*

32.2
Certification of Bancroft Uranium, Inc. Chief Financial Officer and Principal Financial and Accounting Officer, David Naylor, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 15, 2008. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement filed on April 12, 2002 as Exhibit 3.2.
(2)	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on Septebmer 14, 2007
(3)	Incorporated by reference to Exhibits 10.1 through 10.9 of Form 8-K of the Company filed on December 10, 2007.
(4)	Incorporated by reference to Exhibit 10.1 through 10.3 of Form 8-K of the Company filed on October 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement filed on April 12, 2002 as Exhibit 3.2 and to the Company’s filing on Form DEF 14C on August 24, 2007.
(6)	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement filed on Form SB-2 on January 7, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2007	2006
Audit fees	$8,727	$7,637
Audit-related fees	-	-
Tax fees	186	227
All other fees	-	-
Total	$8,913	$7,864

All audit fees are approved by our board of directors. Hansen, Barnett & Maxwell, P.C. (“HB&M”) does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by HB&M, during the fiscal years ended December 31, 2007 and 2006, for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $8,727 and $7,637, respectively.

Audit-Related Fees

There were no audit-related fees billed by HB&M, during the fiscal years ended December 31, 2007 and 2006.

Tax Fees

Tax fees billed by HB&M, during the fiscal years ended December 31, 2007 and 2006, for tax compliance, tax advice and tax planning services totaled approximately $186 and $227, respectively.

All Other Fees

There were no fees billed by HB&M, during the fiscal years ended December 31, 2007 and 2006 for services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008
BANCROFT URANIUM, INC.

	By:	/s/ P. Leslie Hammond
P. Leslie Hammond
President & Chief Executive Officer