Form 10-Q
period 2008-03-31
Bancroft Uranium, Inc.
filed 2008-05-14
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(480)346-1460
(Telephone Number)
(480)346-1461
(Fax Number)

Former Name and Address of Company:
Conscious Intention, Inc.
6620 Lake Washington Blvd, Suite 301
Kirkland, Washington, 98033

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] YES   [  ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non Accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] YES     [ X ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 46,178,000 common stock shares, par value $0.001, issued and outstanding as of May 13, 2008.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	5

Item 1	Financial Statements	5
	Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2008 and December 31, 2007	5
	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2008 and 2007 and for the Period from October 12, 2001 (Date of Inception) through March 31, 2008 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and for the Period from October 12, 2001 (Date of Inception) through March 31, 2008 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T	Controls and Procedures	19

PART II	OTHER INFORMATION	20

Item 1	Legal Proceedings	20
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	20

	Signature	21

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

Item 1. Financial Statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$502,433	$1,741,352
Related party receivables	14,299	27,020
Prepaid expenses	45,000	15,000
Receivable on convertible debenture	250,000	250,000

Total Current Assets	811,732	2,033,372

Property - unproved mineral interests	531,199	531,199
Goodwill	4,948	4,948
Debt issuance costs, net of accumulated amortization of $172,742 and $37,742	907,258	1,042,258

Total Assets	$2,255,137	$3,611,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$110,932	$66,649
Accrued liabilities	55,634	27,634
Obligation pursuant to mineral acquisition agreement	40,000	40,000

Total Current Liabilities	206,566	134,283

Obligation pursuant to mineral acquisition agreement	140,000	140,000
Secured convertible debentures, net of unamortized discount of $3,150,202 and $3,618,952	599,798	131,048

Total Liabilities	946,364	405,331

Stockholders' Equity
Common stock, par value $.001; 500,000,000 shares authorized;
46,178,000 and 46,178,000 issued and outstanding, respectively	46,178	46,178
Additional paid-in capital	4,085,322	4,085,322
Deficit accumulated during the exploration stage	(2,822,728)	(925,055)

Total Stockholders' Equity	1,308,772	3,206,445

Total Liabilities and Stockholders' Equity	$2,255,137	$3,611,776

The accompanying notes are an integral part of these condensed consolidated financial statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the three months ended		From October 12, 2001 (date of inception) to
	March 31,		March 31,
	2008	2007	2008
Revenues	$-	$-	$-

Expenses
Selling, general and administrative	731,563	2,027	1,419,421
Mineral property expenditures	622,360	-	718,442

Total expenses	1,353,923	2,027	2,137,863

Loss from operations	(1,353,923)	(2,027)	(2,137,863)

Gain on forgiveness of loan	-	-	17,810
Interest expense	(543,750)	-	(702,704)
Interest income	-	-	30
Net loss	$(1,897,673)	$(2,027)	$(2,822,727)

Net loss per share	$(0.04)	$-

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	46,178,000	500,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the three months ended		From October 12, 2001 (date of inception) to
	March 31,		March 31,
	2008	2007	2008

OPERATING ACTIVITIES
Net Loss	$(1,897,673)	$(2,027)	$(2,822,726)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	135,000	-	172,742
Non cash interest expense on accretion of debt discount	468,750	-	599,798
Loss on exchange	-	-	1,266
Expenses paid by debt holder from proceeds	-	-	15,000
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Changes in operating assets and liabilities:
Related party receivables	12,721	-	(14,299)
Prepaid expenses	(30,000)	-	(45,000)
Accounts payable	44,283	2,027	53,430
Accrued liabilities	28,000	-	55,634

Net cash used in operating activities	(1,238,919)	-	(1,978,121)

INVESTING ACTIVITIES
Cash received in acquisition of 2146281 Ontario	-	-	10

Net cash provided by investing activities	-	-	10

FINANCING ACTIVITIES
Increase in receivable from convertible debenture	-	-	(1,690)
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Proceeds from convertible debt, net of financing costs	-	-	3,203,734
Payment of debt issuance costs	-	-	(300,000)
Payment of long term debt	-	-	(500,000)
Related party payable	-	-	12,510

Net cash provided by financing activities	-	-	2,480,544

Net increase (decrease) in cash	(1,238,919)	-	502,433

Cash, Beginning of period	1,741,352	2,143	-

Cash, End of period	$502,433	$2,143	$502,433

Non-cash investing and financing activities:
Cancellation of 473,512,000 common shares at no cost to the Company	$-	$-	$473,512
Assumption of payables for acquisition of 2146281 Ontario	-	-	223,657
Issuance of common shares for acquisition of 2146281 Ontario	-	-	312,500
Debt issuance costs connected with issuance of note payable	-	-	780,000
Warrants issued in conjunction with debt financing	-	-	3,750,000
Receivable from debt-holder	-	-	250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

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

Interim Financial Statements — In the opinion of management, the accompanying unaudited condensed  consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed consolidated financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

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

Basis of Presentation - These condensed consolidated financial statements are presented in United States dollars and have been prepared by the Company in accordance  with  accounting  principles  generally  accepted in the United States of America. The consolidated financial statements include the results of the Company and its wholly owned subsidiary, 2146281 Ontario Ltd.  All intercompany balances have been eliminated in consolidation.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Capitalization of Development Costs - All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the acquisition of the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially mineable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset.

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

Capitalization of Interest - The Company will capitalize interest cost with respect to and directly related to properties undergoing development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the three months ended March 31, 2008 and 2007.

Restoration and Remediation Costs (Asset Retirement Obligations) - Various federal and provincial mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The standard will be adopted by the Company. Reclamation costs will be allocated to expense over the life of the related assets and will be periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Because the Company has not begun its mining activity as of March 31, 2008, Management has determined that there is no reclamation obligation as of March 31, 2008.

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

Future reclamation and remediation costs will be accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of remediation of future surface and groundwater activities.

Concentration of Credit Risk - The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

Basic and Diluted Loss Per Common Share - Basic loss per common share is calculated based on the weighted average shares outstanding during the period.  Diluted net loss per common share has been calculated assuming the exercise or conversion of all dilutive securities except in loss periods when those potentially issuable shares are anti-dilutive.  Basic earnings per share includes the effect of the 52-to-1 forward stock-split as further discussed in Note 6.

The weighted average number of common shares used to calculate basic and diluted earnings (loss) per share during the period was 434,756,307 and 434,756,307, respectively. At March 31, 2008 and 2007, the Company had 31,500,000 potentially issuable common shares that were excluded from the calculation of diluted loss per share, which are anti-dilutive. These potential common stock issuances of shares relate to conversion features in the Company’s convertible debts payable and to warrants outstanding related to the issuance of convertible debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2008 and 2007, the Company had cash in excess of FDIC insurance of $402,433 and $0, respectively.

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

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

Income Taxes The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and  liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and  liabilities of a change in tax rates is recognized in income in the  period  that includes the date of enactment or substantive enactment. As of March 31, 2008 and 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the  potential deferred  tax assets resulting from these loss carry forwards.

Impact of Recent Accounting Pronouncements – In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in operating costs in the same period as the revenue from the sale of inventory. The EITF 04-6 applies specifically to conventional mining operations (open pit mining). Once the Company is in the production phase, EITF 04-6 will apply.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of FAS 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

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

Monmouth Property
The Company owns Claims on 71 Units located in Monmouth Township in the Southern Ontario Mining Division. As payment for the mineral interests, the Company is required to make cash payments totaling $200,000. The remaining $180,000 is payable in annual installments, as further described in Note 4. In addition, the Company granted a 3% Net Mineral Royalty and issued 500,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,500,000.

Elliot Lake Property
The Company owns Claims on 30 Units located in Long Township of the Sault St. Marie Mining Division. As payment for the mineral interests, the Company made a cash payment of $3,550 and granted a 3% Net Mineral Royalty and issued 375,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,000,000.

Longlac Property
The Company owns claims on 128 Units located in the District of Thunder Bay Mining Division. As payment for the mineral interests, the Company made e a cash payment of $15,149 and granted a 3% Net Mineral Royalty and 375,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,000,000.

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

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

Promissory Note
In 2007, the Company entered into a $500,000 promissory note with a third party company. The note was due on October 30, 2008, with interest payable at 8%. However, during 2007, the principal balance of the note was repaid in full. The unpaid interest still owing on the principal of $6,667 has been accrued and recorded as interest expense.

Convertible Debenture
On December 5, 2007, the Company issued $3,750,000 secured convertible debentures to three private financing companies.  The convertible debentures bear interest at a rate of 8% per annum payable monthly and the principal is due and payable in full on December 5, 2009. Under the terms of the agreement, $250,000 of the funding was held back by the financing company pending recording of security interests in the Company’s mining properties on behalf of the holders of our debentures. Subsequent to year end, these interests were recorded and the cash was received by the holders. The costs associated with securing financing of $1,080,000 was recorded as debt issuance costs and are amortized to interest expense over the term of the debenture. The debentures are convertible at the holder’s option into the Company’s common shares at a rate of $0.25 per share.

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

In accordance with the terms of the financing agreement, the Company issued a total of 16,500,000 share purchase warrants. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.30 per share and can be exercised over a period of 5 years. The fair value of the warrants was determined using the Black-Scholes option-pricing model. As the value attributed to the warrants cannot exceed the gross proceeds of the associated instrument, the value of the warrants was determined to be equal to the gross proceeds of the loan of $3,750,000. This amount was recorded as additional paid-in capital and reduced the carrying value of the debenture, to zero. The discount on the debenture is being amortized to interest expense over the term of the debenture. At March 31, 2008, the unamortized discount on the debenture is approximately $3,150,202.

NOTE 5.   RELATED-PARTY TRANSACTIONS

During the quarters ended March 31, 2008 and 2007, the Company incurred $110,000 and $0 in consulting, management and director fees, respectively. These fees were paid as follows:

(a)	$45,000 in management and director fees paid to a company controlled by the Company’s President and Chief Executive Officer;
(b)	$45,000 in management and director fees paid to a company controlled by the Company’s Vice President and Chief Financial Officer, and
(c)	$20,000 in consulting fees paid to a company controlled by the Company’s Vice President of Exploration.

The Company also advanced a total of $14,299 and $0 to the President and Vice President as of March 31, 2008 and 2007, respectively. This balance is recorded as a related party receivable.

NOTE 6.   STOCKHOLDERS’ EQUITY

Share Capital
The Company is authorized to issue 500,000,000 shares of common stock at par value of $0.001. During the three months ended March 31, 2008 and 2007, there was no share capital activity.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

Warrants
During the period there were no common share purchase warrants exercised. A summary of the Company’s common share purchase warrants as of March 31, 2008 is presented below:

	Number of Warrants	Weighted average exercise price	Weighted average Remaining life (years)

Balance - December 31, 2007	16,500,000	$0.30	4.93
Issued	-	-	-
Exercised	-	-	-

Balance - March 31, 2008	16,500,000	$0.30	4.68

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

On October 2, 2007, the Company issued 1,250,000 common shares in satisfaction of the liability to the sellers of 2146281 Ontario. The fair value of these shares was $312,500

This transaction has been accounted for in accordance with SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company has evaluated the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.  The purchase of 2146281 Ontario resulted in the recording of the excess of cost over the fair value of acquired net assets (goodwill) of $4,948 (see detail below).

Fair value of assets acquired:
Cash	$10
Unproved mineral interests	531,199
Total fair value of assets acquired	531,209

Fair value of liabilities assumed:
Accounts payable	4,958
Payable for mineral properties –cash	218,699
Payable for mineral properties – common stock	312,500
Total fair value of liabilities assumed	536,157

Excess fair value of net assets acquired (goodwill)	$4,948

The Company evaluated the carrying value of the mineral properties and goodwill at the end of the quarter  to determine if events have occurred or circumstances have changed that would more likely than not reduce the fair value of the property below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company’s evaluation of the mineral properties and goodwill completed during the quarter ended March 31, 2008 resulted in no impairment losses.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE 8.   INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No.109.  The Company has paid no federal income taxes since its incorporation. As of December 31, 2007, the Company had estimated net operating loss carry forwards for federal income tax reporting purposes of $2,751,052, which, if unused, will expire beginning in 2022. Due to the change of control with the acquisition by the Company of 214 Ontario, the accumulated losses of the Company incurred prior to the acquisition of approximately $71,526, is limited to an annual amount of approximately $25,923 in accordance with the internal revenue code.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance against the deferred tax asset relating to these tax loss carry forwards.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are an exploration stage mineral resources company.  Our assets consist of three mineral properties in Ontario, Canada to which we have mineral exploration rights through our wholly owned Canadian subsidiary.  Since October 2007, we have actively been engaged in planning for and exploring the uranium deposits on our Monmouth property in Ontario, Canada.  We operate from an office in Scottsdale, Arizona, on our mining properties in Ontario, Canada and at the offices of our Chief Executive Officer in Victoria, British Columbia, Canada.  We have never derived any revenues.

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on October 12, 2001 as Conscious Intention, Inc.  From inception through September 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line and developed by our founder and then sole officer and director, Sylva Leduc. We intended to seek financing to implement this plan and to acquire certain software being developed by Ms. Leduc.   As financing was not forthcoming, in June 2005, our former CEO Ms. Leduc sold the software business to John Wiley and Sons, Inc., financial publishers, so we were unable to acquire the software from Ms. Leduc.  Ms. Leduc had no previous relationship to John Wiley and Sons other than selling the software product, which she owned through an unrelated private company, to them.  On November 10, 2005, Ms. Leduc sold the substantial portion of her interest in the Company to Mr. Andrew Hamilton, appointed him as Sole Officer and Director of the Company and resigned from all of her positions and offices at the Company. Mr. Hamilton attempted to conduct a management consulting business in the Company, but was not successful in attracting financing or customers.    In June 2007, Mr. Hamilton abandoned his efforts to secure financing for the Company and began looking for a new direction.  In August 2007, shareholders of the Company voted to amend the articles of incorporation to give the board of directors authority to change the corporation’s name and to increase the authorized shares to 500,000,000. This change was effective September 21, 2007.

On September 14, 2007, the Company entered into a Share Purchase Agreement (“Agreement) with 2146281 Ontario Limited, a private Canadian corporation with interests in three mineral properties in Ontario, Canada, in the townships of Monmouth, Elliot Lake and Longlac.  The Agreement provided that the Company would acquire 100% of the issued and outstanding shares of Ontario Limited, thereby ownership of the mineral interests, for payment of a 7% net mineral royalty and 1,250,000 shares of the Company’s common stock, after the forward split described below.  The mineral rights interests also require additional cash payments which the Company will have to make.

To indicate its new business focus and in anticipation of the Closing of the Agreement, the Company filed an amendment to our Articles of Incorporation with the Nevada Secretary of State on September 21, 2007 which changed our name to “Bancroft Uranium Inc” and increased our authorized capital stock from 10,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001.

On October 1, 2007 we effected a 52-for-1 forward stock split.  The forward stock split was effective immediately prior to the opening of business on October 1, 2007.  Subsequent to the stock split, we issued 1,250,000 shares of our common stock to the former holders of our mineral claims as partial payment for those claims.

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

Our Canadian subsidiary, 2146281 Ontario Inc., was formed in August 2007 for the purpose of exploiting three mineral properties in Ontario, Canada.  Through its subsidiary, Bancroft controls an extensive regional resource totaling over 9,000 acres of mineral claims in Ontario, Canada that are prospective for uranium. 2,700 acres are currently under lease and being explored at the Monmouth Project.

Our Elliot Lake and Longlac properties are not yet currently under development.

Bancroft Uranium Inc.’s principal products and services

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

Distribution and marketing methods

The Company has no current products or services being distributed.  Uranium ore extracted from the properties of the Company is likely to be sold to industrial concerns interested in purchasing uranium, but no such agreements are yet in place.  The Company believes it can sell its uranium ore directly to end purchasers through the efforts of its chief executive officer and of consultants the Company intends to engage.  We may also engage in a joint-venture to develop our mineral properties in partnership with an end-user consumer of uranium, who would ultimately buy or  otherwise have rights to some or all of our anticipated uranium output.  No such arrangements exist currently.

Status of products and services

Currently, the Company’s mining properties are being explored and sampled to determine the location of and extent of uranium deposits.  The Company has initiated a surface exploration and drilling program which is designed to verify the extent and quality of uranium deposits on the Company’s Monmouth property.  This program is also designed to provide geological results necessary to bring the Company’s property into modern 43-101 compliance under Canadian law, and provide an appropriate reserve report for SEC reporting purposes.

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

Sales and marketing

We do not expect to spend any money on sales and marketing in the next three months.   We did not spend any money on sales and marketing during the three months ended March 31, 2008.   Because of the way that our sole potential product, uranium ore, is sold it is unlikely that we will need to spend significant sums on sales or marketing.  We should be able to find buyers for our uranium ore through a combination of efforts conducted by our Chief Executive Officer and the Company’s current consultants.

General and administrative

General and administrative expenses were $731,563 during the three months ending March 31, 2008 and $2,027 during the three months ending March 31, 2007.   The significant increase in these expenses was related to salary payments to our employees and consulting payments, as well as increased legal and accounting expenses.   These expenses will increase significantly in the next 12 months as the company continues to develop the management and consulting team necessary to become a world class uranium mining concern.

Financial Condition

For the three months ended March 31, 2008, Bancroft Uranium had a net loss of $1,897,673 while for the same period ended March 31, 2007, the Company had a net loss of $2,027.   This increase in net loss is attributable to increased general and administrative expenses, expenses related to the development of our mineral properties and interest expenses related to our December 2007 Secured Convertible Debentures.  Also, at March 31, 2008, the Company had accumulated deficits of $2,822,728 while at December 31, 2007, the Company had accumulated deficits of $925,055. The increase in accumulated deficits is attributable to the increased operating loss for the period.

Bancroft Uranium’s current financial condition means it is critical to secure additional funds through financings or borrowings to be able to exploit the Company’s mineral properties.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended March 31, 2008 and 2007 was $1,238,919 and $0 respectively.  As of March 31, 2008, we had $502,433 in cash.

Net cash provided by financing activities was $0 for the three months ended March 31, 2008. Net cash provided by financing activities was $0 for the three months ended March 31, 2007.

As of March 31, 2008 our principal commitments consisted of our obligations outstanding under accounts payable. We have additional commitments of $218,699 for liabilities incurred by Ontario Limited in the acquisition of the mineral properties.  We also will have to spend significant sums on further exploring our mineral properties in order to identify the location and extent of uranium deposits.

We believe that our current cash balances are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to receive an infusion of capital from an equity or debt financing in order to be able to continue to exploit our mineral properties.

We need to secure additional cash within the next 90 to 120 days. Management believes that as our mineral exploration activities continue and as we approach 43-101 compliance, additional opportunities for various types of financing will be available to the Company.  Management intends to begin actively exploring such options within the next 60 days and while we do not currently have in place such a financing arrangement with anyone and there can be no assurance that such financing will be forthcoming under acceptable terms, management believes it will secure necessary financing within the 90 to 120 day timeframe.

Bancroft Uranium’s short-term prospects are challenging considering our lack of financial resources to fully develop our mineral properties, however, once data is available on the extent and location of uranium deposits on our mineral properties and if management secures additional financing, our prospects would improve considerably.  Once we have achieved 43-101 compliance and secured additional financing to continue to exploit our  mineral properties, revenue from the sale of mineral products from our properties may still remain several years away.

Cash requirements

Presently, without additional cash, we will not be able to fully exploit our mineral properties, however we have commenced seeking additional financing. We have sufficient cash to allow us to continue our current exploration plan until we have secured such financing. We have limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash through financing within the next 90 to 120 days. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Bancroft Uranium, although within 60 days we intend to actively engage in such negotiations toward such an understanding and expect to reach such an understanding within the very near future. We have not decided at what price or under what terms we will raise such additional funds, although such a decision is likely to be made within the next several weeks. While we will be actively seeking financing, no assurance can be given that we will be successful in finding such financing under acceptable terms and conditions.

Research and development

We would like to spend up to $5,000,000 to $6,000,000 over the next 12-36 months on exploration and extraction related to our mineral properties.  We would spend significantly more money that this developing those mineral properties at the moment that our full scale extraction operation were to commence.

Plant and equipment

We currently have an office in Scottsdale, Arizona which we lease from month-to-month.  We anticipate expanding our office within the next 6-12 months, although our employees when not on the mineral property, will tend to work and connect virtually, working on the property and then at their respective residences.

Employees

We have two full-time employees currently, President and Chief Executive Officer, P. Leslie Hammond and Chief Financial Officer David Naylor.  We have several consultants engaged in our mineral exploration activities.  We intend to hire additional exploration and geological consultants over the next 120 days.

The Company’s executive offices are currently located in Scottsdale, Arizona. The company’s telephone number is (480) 346-1460.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Credit Risk.  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s reporting currency is the US Dollar.  We do undertake drilling, mining exploration and other expenses related to our Canadian mining properties which must be paid in Canadian dollars and are subject to cost variations based in currency rate fluctuations.

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at March 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

ITEM 4T. Controls and Procedures

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, except as concerns financial reporting.  Our chief executive officer and our principal financial officer concluded that there are significant deficiencies in our financial reporting.  We intend to engage the services of a qualified, third party consultant to assist us in the design and implementation of effective controls and intend to have such controls designed and implemented by June 30, 2008, though there can be no assurance that this will be the case and such a consultant has not yet been engaged by us.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our
10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.
3.2	Bylaws of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bancroft Uranium Inc.

Dated: May 14, 2008	/s/ P. Leslie Hammond
P. Leslie Hammond
President and Chief Executive Officer