Form 10KSB/A
period 2007-12-31
Bancroft Uranium, Inc.
filed 2008-06-03
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X ]

Revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 10, 2008, was $17,764,800.  As of April 10, 2008, the registrant had outstanding 46,178,000 shares of common stock, par value $0.001, of which there is only a single class.

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

It was determined by our independent public auditors  during the course of preparation of their audit report dated April 15, 2008, that the management's assessment of  disclosure controls be revised to more disclose the deficiencies noted in the financial reporting process by our independent auditors. Our independent auditors proposed significant journal entries to the financial statements, in addition, they proposed adjustments to the notes to the financial statements, including a footnote to disclose the purchase accounting and details of the business combination, disclosing registration rights, recently issued accounting pronouncements, and calculating deferred income tax provision.   Based on the advice of our independent auditors and based on the number of adjustments they proposed as noted above, our Chief Executive Officer and Principal Financial Officers concluded that our disclosure controls and procedures are not effective.   We believe, based on our investigations, that the material deficiencies in controls first began  in October, 2007, when we completed our purchase of our Canadian Mining Subsidiary, which involved a significant expansion of our operations and financial activities.

We intend to engage the services of a qualified, third party consultant to assist us in the design and implementation of effective financial reporting controls and intend to have such controls designed and implemented by June 30, 2008, though there can be no assurance that this will be the case.  We have asked Moore & Associates, Chartered, a PCAOB registered accounting firm, to assist us in the design of effective disclosure controls.  Moore & Associates, Chartered, has not yet accepted such an engagement.  We believe that the cost of remediation of the problems with our disclosure controls will cost less than $25,000, but there can be no assurance that this is the case.

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

Date: May 30, 2008
BANCROFT URANIUM, INC.

	By:	/s/ P. Leslie Hammond
P. Leslie Hammond
President & Chief Executive Officer