Form 10-Q
period 2008-06-30
Bancroft Uranium, Inc.
filed 2008-08-19
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [ ] YES     [ X ]  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 51,038,000 common stock shares, par value $0.001, issued and outstanding as of August 18, 2008.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements	4
	Condensed Consolidated Balance Sheets (Unaudited) – June 30, 2008 and December 31, 2007	4
	Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2008 and 2007 and for the Period from October 12, 2001 (Date of Inception) through June 30, 2008 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the Period from October 12, 2001 (Date of Inception) through June 30, 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T	Controls and Procedures	19

PART II.	OTHER INFORMATION	19

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	20

	Signatures	21

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

Bancroft Uranium Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 29, 2008 on Form S-1/A.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$2,389	$1,741,352
Related party receivables	-	27,020
Prepaid expenses	3,621	15,000
Receivable on convertible debenture	-	250,000

Total Current Assets	6,010	2,033,372

Property - unproved mineral interests	531,199	531,199
Goodwill	4,948	4,948
Debt issuance costs, net of accumulated amortization of $307,742 and $37,742	772,258	1,042,258

Total Assets	$1,314,415	$3,611,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$149,135	$66,649
Accrued liabilities	84,134	27,634
Payable to related party	3,374	-
Obligation pursuant to mineral acquisition agreement	100,000	40,000

Total Current Liabilities	336,643	134,283

Obligation pursuant to acquisition	80,000	140,000
Secured convertible debentures, net of unamortized discount of $2,681,452 and $3,618,952	1,068,548	131,048

Total Liabilities	1,485,191	405,331

Stockholders' Equity (Deficit)

Common stock, par value $.001, 500,000,000
shares authorized, 50,178,000 and 46,178,000 issued and outstanding, respectively	50,178	46,178
Additional paid-in capital	5,282,322	4,085,322
Deficit accumulated during the development stage	(5,503,276)	(925,054)

Total Stockholders' Equity (Deficit)	(170,776)	3,206,446

Total Liabilities and Stockholders' Equity (Deficit)	$1,314,415	$3,611,777

The accompanying notes are an integral part of these condensed consolidated financial statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		From October 12, 2001
	June 30,		June 30,		(date of inception) through
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	521,981	6,161	1,253,544	8,188	1,941,402
Interest expense	543,130	40	1,086,880	40	1,245,834
Mineral property expenditures	414,438	-	1,036,798	-	1,132,880
Stock based compensation	1,201,000	-	1,201,000	-	1,201,000

Total expenses	2,680,549	6,201	4,578,222	8,228	5,521,116

Net loss from operations	(2,680,549)	(6,201)	(4,578,222)	(8,228)	(5,521,116)

Gain on forgiveness of loan	-	-	-	-	17,810
Interest income	-	-	-	-	30

Net loss	$(2,680,549)	$(6,201)	$(4,578,222)	$(8,228)	$(5,503,276)

NET LOSS PER SHARE	$(0.06)	$-	$(0.10)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,866,889	500,000,000	47,022,444	500,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From October 12, 2001
	For the six months ended June 30,		(date of inception) through
	2008	2007	June 30, 2008

OPERATING ACTIVITIES
Net Loss	$(4,578,222)	$(8,228)	$(5,503,276)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	270,000	-	307,742
Non-cash interest expense on accretion of debt discount	937,500	-	1,068,548
Stock based compensation	1,201,000		1,201,000
Foreign exchange transaction loss	-	-	1,266
Expenses paid by debt holder from proceeds from long term debt	-	-	15,000
Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Related party receivables	27,020	-	-
Prepaid expenses	11,379	-	(3,621)
Accounts payable	82,486	6,119	91,634
Related party accounts payable	3,374	2,070	3,374
Accrued liabilities	56,500	-	84,134
Net cash used in operating activities	(1,988,963)	(39)	(2,728,165)

INVESTING ACTIVITIES
Cash received in acquisition of 2146281 Ontario	-	-	10
Net cash provided by operating activities	-	-	10

FINANCING ACTIVITIES
Proceeds received from convertible debenture receivable	250,000	-	250,000
Payment of related party receivable	-	-	(1,690)
Proceeds from related party receivable	-	-	1,690
Payments on related party payable	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Cash proceeds from long term debt	-	-	3,203,734
Payment of debt issuance costs	-	-	(300,000)
Payment of long term debt	-	-	(500,000)
Increase (decrease) in payable to related party	-	-	12,510
Net cash provided by financing activities	250,000	-	2,730,544

Net increase (decrease) in cash	(1,738,963)	(39)	2,389

Cash, Beginning of period	1,741,352	2,143	-

Cash, End of period	$2,389	$2,104	$2,389

Non cash investing and financing:
Expenses paid by shareholder	$-	$4,295	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2008

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

Interim Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed consolidated financial statements.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

Business Condition - The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations and obtaining the additional working capital necessary to be successful in its planned activity. To date, the Company has received funding through the issuance of notes and convertible debentures for net proceeds of $3,203,734. Management continues to actively seek additional sources of capital to fund current and future operations. Management has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. The Company has also recognized significant losses since inception and negative cash flows. As a result, the above raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Capitalization of Interest - The Company will capitalize interest cost with respect to and directly related to properties undergoing development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the six months ended June 30, 2008 and 2007.

Restoration and Remediation Costs (Asset Retirement Obligations) - Various federal and provincial mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The standard will be adopted by the Company. Reclamation costs will be allocated to expense over the life of the related assets and will be periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Because the Company has not begun its mining activity as of June 30, 2008, Management has determined that there is no reclamation obligation as of June 30, 2008.

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

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

At June 30, 2008 and 2007, the Company had 31,500,000 potentially issuable common shares that were excluded from the calculation of diluted loss per share, which are anti-dilutive. These potential common stock issuances of shares relate to conversion features in the Company’s convertible debts payable and to warrants outstanding related to the issuance of convertible debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2008 and 2007, the Company had cash in excess of FDIC insurance of $0 and $0, respectively.

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

Income Taxes - The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of June 30, 2008 and 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

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

Monmouth Property
The Company owns Claims on 71 Units located in Monmouth Township in the Southern Ontario Mining Division. As payment for the mineral interests, the Company is required to make cash payments totaling $200,000. The stakeholder was paid cash of $20,000, by a then unrelated party, who has since been appointed the President and CEO of the Company. The amount paid on the Company’s behalf is included in accounts payable. The remaining $180,000 is payable in annual installments, as further described in Note 4. In addition, the Company granted a 3% Net Mineral Royalty and issued 500,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,500,000.

Elliot Lake Property
The Company owns Claims on 30 Units located in Long Township of the Sault St. Marie Mining Division. The stakeholder was paid cash of $3,550, by a then unrelated party, who has since been appointed the President and CEO of the Company. The amount paid on the Company’s behalf is included in accounts payable. The Company was granted a 3% Net Mineral Royalty and issued 375,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,000,000.

Longlac Property
The Company owns claims on 128 Units located in the District of Thunder Bay Mining Division. As payment for the mineral interests. The stakeholder was paid cash of $15,159, by a then unrelated party, who has since been appointed the President and CEO of the Company. The amount paid on the Company’s behalf is included in accounts payable. The Company was granted a 3% Net Mineral Royalty and 375,000 shares of the Company’s common stock at a fair value of $0.25 per share. 50% of the Net Mineral Royalty can be acquired by the Company at any time for $1,000,000.

NOTE 4.     LONG-TERM DEBT

Obligation Pursuant To Mineral Acquisition Agreement
The obligation for $180,000 ($100,000 current portion and $80,000 long-term portion) relates to the acquisition of the Monmouth Mineral Claims and the repayment is payable in three annual installments through December 31, 2010. There is no interest payable on the outstanding balances. Management has determined that the imputed interest on the payable is immaterial.

Promissory Note
In 2007, the Company entered into a $500,000 promissory note with a third party company. The note was due on October 30, 2008, with interest payable at 8%. However, during 2007, the principal balance of the note was repaid in full. The unpaid interest still owing on the principal of $6,667 has been accrued and recorded as interest expense.

Convertible Debenture
On December 5, 2007, the Company issued $3,750,000 secured convertible debentures to three private financing companies.  The convertible debentures bear interest at a rate of 8% per annum payable monthly and the principal is due and payable in full on December 5, 2009. Under the terms of the agreement, $250,000 of the funding was held back by the financing company pending recording of security interests in the Company’s mining properties on behalf of the holders of our debentures. During the six months ended June 30, 2008, these interests were recorded and the cash was received by the holders. The debentures are convertible at the holder’s option into the Company’s common shares at a rate of $0.25 per share. The costs associated with securing this financing of $1,080,000 was recorded as debt issuance costs and are amortized to interest expense over the term of the debenture.  Amortization expense for these debt issuance costs for the six months ended June 30, 2008 and 2007 was $270,000 and $0, respectively.

In accordance with the terms of the financing agreement, the Company issued a total of 16,500,000 share purchase warrants. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.30 per share and can be exercised over a period of 5 years. The fair value of the warrants was determined using the Black-Scholes option-pricing model. As the value attributed to the warrants cannot exceed the gross proceeds of the associated instrument, the value of the warrants was determined to be equal to the gross proceeds of the loan of $3,750,000. This amount was recorded as additional paid-in capital and reduced the carrying value of the debenture, to zero. The discount on the debenture is being amortized to interest expense over the term of the debenture. At June 30, 2008, the unamortized discount on the debenture is approximately $2,681,452.

There are certain penalty provisions contained in the Registration Rights Agreement ("RRA") dated December 5, 2007 between the Company and certain investors.  The RRA was negotiated before changes to Rule 144 were formally adopted.   The Company made provisions in the RRA for an August 1, 2008 effectiveness date for the initial registration statement that included penalties, but the language provided that if the registered shares could be sold under Rule 144 without restriction, the penalties would not apply.  Rule 144 did change in February and the Company will be able to issue the shares in the initial registration statement without restriction irrespective of effectiveness, under Rule 144 on June 6, 2008 or later.  Therefore, as long as the Company uses its best efforts to continue to prosecute the registration statement, the probability of incurring penalties under this provision is remote, irrespective of when the initial registration statement is declared effective.

NOTE 5.     RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2008 and 2007, the Company incurred $200,000 and $0 in consulting, management and director fees, respectively. These fees were paid as follows:

         (a)  $90,000 in management and director fees paid to a company controlled by the Company’s
                President and Chief Executive Officer;
         (b)  $90,000 in management and director fees paid to a company controlled by the Company’s
                Vice President and Chief Financial Officer, and
         (c)  $20,000 in consulting fees paid to a company controlled by the Company’s Vice President of Exploration.

NOTE 6.     STOCKHOLDERS’ EQUITY

Share Capital
The Company is authorized to issue 500,000,000 shares of common stock at par value of $0.001. During the six months ended June 30, 2008 and 2007, the Company issued 4,000,000 common shares to consultants for services as discussed in Note 5.

In addition, the Company’s stock is listed on the Frankfurt Stock Exchange under the symbol BCR as of May 22, 2008.

Warrants
During the period there were no common share purchase warrants exercised. A summary of the Company’s common share purchase warrants as of June 30, 2008 is presented below:
			Weighted average
	Number of	Weighted average	Remaining
	Warrants	exercise price	life (years)
Balance - December 31, 2007	16,500,000	$0.30	4.93
Issued	-	-	-
Exercised	-	-	-

Balance – June 30, 2008	16,500,000	$0.30	4.43

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

Fair value of assets acquired:
Cash	$10
Unproved mineral interests	531,199
Total fair value of assets acquired	531,209

Fair value of liabilities assumed:
Accounts payable	4,958
Payable for mineral properties - cash	218,699
Payable for mineral properties - common stock	312,500
Total fair value of liabilities assumed	536,157

Excess fair value fo net assets acquired (goodwill)	$4,948

The Company evaluated the carrying value of the mineral properties and goodwill as of June 30, 2008 to determine if events have occurred or circumstances have changed that would more likely than not reduce the fair value of the property below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company’s evaluation of the mineral properties and goodwill completed during the six months ended June 30, 2008 resulted in no impairment losses.

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

NOTE 10.   STOCK BASED COMPENSATION

On May 23, 2008, the Company entered into consulting agreements with two consultants, Rick Lewon and Robert McIntosh. The effective date of the agreement is October 3, 2007 and covers services previously provided to the Company.  Robert McIntosh was subsequently appointed as the Company's President and CEO. Under the terms of each agreement, the consultants will provide services to the corporation with respect to geological consultation, security and mining site management, among other duties.  The agreements provide that the consultants will each be paid $15,000 per month in consulting fees and issued shares of the Company’s common stock over the term of the contracts in an amount of 2,400,000 common shares per consultant. The term of the agreements is 24 months.  The agreements provide that the company may issue only 2,000,000 shares per consultant, a discount of 400,000 shares per agreement, if the Company issues the full shares due under the agreements by May 31, 2008, which the Company has elected to do.  As a result, the Company issued 4,000,000 common shares to these consultants on May 23, 2008.  The Company or the consultants may terminate the agreements at any time without penalty.  In the event of an early termination, the Company is entitled to the return of any unearned stock and is not required to make any further cash payments. However, legal counsel to the Company has indicated that the shares were issued as fully-paid and non-assessable and the Company will not be able to seek their return from the individuals if they fail to fulfill the terms of required future performance.  In the event of this failure of future performance, the Company may have a right to recover damages against the employees, but these would be uncertain, unlikely and difficult to quantify.

In accordance with EITF 96-18, the Company accounted for this stock based compensation by amortizing the value of the 4,000,000 shares as issued, over the term of the contract, at the fair value on the grant date. The shares will be revalued at the end of each reporting period, and compensation expense will be amortized for the period, at their fair value at the remeasurement date. The Company’s shares were trading at $0.85 per share on May 23, 2008, when the shares were issued.  Therefore, the compensation expense amount to be recognized for the period from October 3, 2007 (effective date of the consulting agreement) through May 23, 2008 (grant date) was $1,100,278.  At the end of the quarter, the price per share for the Company's common stock on June 30, 2008 was $0.49.  Therefore, the Company recognized an additional expense for the period from May 23, 2008 through June 30, 2008 of $100,722 for the 4,000,000 shares, for a total expense for the quarter of $1,201,000.

NOTE 11.   SUBSEQUENT EVENT

Subsequent to June 30, 2008, the Company issued 860,000 shares of common stock to an investor relations firm for investor relations services.   The investor relations firm is an unrelated third party. The number of shares was determined in negotiations with the investor relations firm based on the investor relations services they agreed to perform for the Company.

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

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on October 12, 2001 as Conscious Intention, Inc.  From inception through September 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line and developed by our founder and then sole officer and director, Sylva Leduc. We intended to seek financing to implement this plan and to acquire certain software being developed by Ms. Leduc.   As financing was not forthcoming, in June, 2005, our former CEO Ms. Leduc sold the software business to John Wiley and Sons, Inc., financial publishers, so we were unable to acquire the software from Ms. Leduc.  Ms. Leduc had no previous relationship to John Wiley and Sons other than selling the software product, which she owned through an unrelated private company, to them.  On November 10, 2005, Ms. Leduc sold the substantial portion of her interest in the Company to Mr. Andrew Hamilton, appointed him as Sole Officer and Director of the Company and resigned from all of her positions and offices at the Company. Mr. Hamilton attempted to conduct a management consulting business in the Company, but was not successful in attracting financing or customers.    In June, 2007, Mr. Hamilton abandoned his efforts to secure financing for the Company and began looking for a new direction.  In August, 2007, shareholders of the Company voted to amend the articles of incorporation to give the board of directors authority to change the corporation’s name to Bancroft Uranium, Inc. and to increase the authorized shares to 500,000,000. This change was effective September 21, 2007.

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

Status of products and services

Currently, the Company’s mining properties are being explored and sampled to determine the location of and extent of uranium deposits.  The Company has initiated a surface exploration and drilling program which is designed to verify the extent and quality of uranium deposits on the Company’s Monmouth property.  This program produced a report in compliance with NI 43-101.  The Company is currently in the process of developing a plan and securing financing to pursue the drilling and exploration recommendations contained in that report.

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

Sales and marketing

We do not expect to spend any money on sales and marketing in the next three months.  We did not spend any money on sales and marketing during the six months ended June 30, 2008.  Because of the way that our sole potential product, uranium ore, is sold it is unlikely that we will need to spend significant sums on sales or marketing.  We should be able to find buyers for our uranium ore through a combination of efforts conducted by our Chief Executive Officer and the Company’s current consultants.

General and administrative

General and administrative expenses were $1,253,544 during the six months ended June 30, 2008 and $8,188 during the three months ended June 30, 2007.  The significant increase in these expenses was related to salary payments to our employees and consulting payments, as well as increased legal and accounting expenses.  These expenses will increase significantly in the next 12 months as the company continues to develop the management and consulting team necessary to become a world class uranium mining concern.

Financial condition

For the six-month period ended June 30, 2008, Bancroft Uranium had a net loss of $4,578,222 while for the same period ended June 30, 2007, the Company had a net loss of $8,228.  This increase in net loss is attributable to increased general and administrative expenses, stock based compensation, expenses related to the development of our mineral properties and interest expenses related to our December 2007 Secured Convertible Debentures.  Also, at June 30, 2008, the Company had accumulated deficits of $5,503,276 while at December 31, 2007, the Company had accumulated deficits of $925,054. The increase in accumulated deficits is attributable to the increased operating loss for the period.

Bancroft Uranium’s current financial condition means it is critical to secure additional funds through financings or borrowings to be able to exploit the Company’s mineral properties.

Liquidity and capital resources

Net cash used in operating activities for the six-month period ended June 30, 2008 and 2007 was $1,988,963 and $39 respectively.  As of June 30, 2008, we had $2,389 in cash.

Net cash provided by financing activities was $250,000 for the six-month period ended June 30, 2008. Net cash provided by financing activities was $0 for the six months ended June 30, 2007.

As of June 30, 2008, our principal commitments consisted of our obligations outstanding under accounts payable. We have additional commitments of $218,699 for liabilities incurred by Ontario Limited in the acquisition of the mineral properties.  We also will have to spend significant sums on further exploring our mineral properties in order to identify the location and extent of uranium deposits.

We believe that our current cash balances are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to receive an infusion of capital from an equity or debt financing in order to be able to continue to exploit our mineral properties.

We need to secure additional cash immediately, as we have essentially no cash. Management believes that as our mineral exploration activities continue in order to implement the recommendations associated with the Company’s report received in accordance with NI 43-101, additional opportunities for various types of financing may be available to the Company.  Management intends to begin actively exploring such options within the next 60 days and while we do not currently have in place such a financing arrangement with anyone and there can be no assurance that such financing will be forthcoming under acceptable terms, management believes it will secure necessary financing within 30 days.

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

Cash requirements

Presently, without additional cash, we will not be able to fully exploit our mineral properties, however we have commenced seeking additional financing we have sufficient cash to allow us to continue our current exploration plan until we have secured such financing. We have limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash through financing immediately. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Bancroft Uranium, although within 30 days we intend to actively engage in such negotiations toward such an understanding and expect to reach such an understanding within the very near future. We have not decided at what price or under what terms we will raise such additional funds, although such a decision is likely to be made within the next several weeks. While we will be actively seeking financing, no assurance can be given that we will be successful in finding such financing under acceptable terms and conditions.

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

Employees

We have three full-time employees currently, president and chief executive officer, Robert McIntosh, Chief Operating Officer, P. Leslie Hammond and Chief Financial Officer David Naylor.  We have several consultants engaged in our mineral exploration activities.  We intend to hire additional exploration and geological consultants over the next 120 days.

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

Fair Value of Financial Instruments.  The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at June 30, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Principal Financial Officers concluded that our disclosure controls and procedures are not effective regarding financial reporting.   In order to correct these deficiencies, we have since engaged a new chief executive officer and moved our former chief executive officer into the role of chief operating officer, thus allowing our chief operating officer, who is trained in financial accounting, to spend more time in the preparation of our financial statements and in the streamlining of our financial reporting procedures and controls.

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

Item 2.     Unregistered Sales of Securities and Use of Proceeds

On May 23, 2008, the Company entered into consulting agreements with two consultants, Rick Lewon and Robert McIntosh. The effective date of the agreement is October 3, 2007 and covers services previously provided to the Company.  Robert McIntosh was subsequently appointed as the Company's President and CEO. Under the terms of each agreement, the consultants will provide services to the corporation with respect to geological consultation, security and mining site management, among other duties.  The agreements provide that the consultants will each be paid $15,000 per month in consulting fees and issued shares of the Company’s common stock over the term of the contracts in an amount of 2,400,000 common shares per consultant. The term of the agreements is 24 months.  The agreements provide that the company may issue only 2,000,000 shares per consultant, a discount of 400,000 shares per agreement, if the Company issues the full shares due under the agreements by May 31, 2008, which the Company has elected to do.  As a result, the Company issued 4,000,000 common shares to these consultants on May 23, 2008.  The Company or the consultants may terminate the agreements at any time without penalty.  In the event of an early termination, the Company is entitled to the return of any unearned stock and is not required to make any further cash payments. However, legal counsel to the Company has indicated that the shares were issued as fully-paid and non-assessable and the Company will not be able to seek their return from the individuals if they fail to fulfill the terms of required future performance.  In the event of this failure of future performance, the Company may have a right to recover damages against the employees, but these would be uncertain, unlikely and difficult to quantify.

Subsequent to June 30, 2008, the Company issued 860,000 shares of common stock to an investor relations firm for investor relations services.

Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.     Other Information

Subsequent June 30, 2008, the Company issued 860,000 shares of common stock to an investor relations firm for investor relations services.

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

Bancroft Uranium Inc.

Dated: August 18, 2008	/s/ Robert McIntosh
Robert McIntosh
President and Chief Executive Officer