Form 10-Q
period 2008-09-30
Bancroft Uranium, Inc.
filed 2008-11-17
CIK 1170103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  _____________

Commission File No. 000-50366

Bancroft Uranium Inc.
(Exact name of Registrant as specified in its charter)

Nevada	94-3409449
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

8655 East Via De Ventura, Suite G200
Scottsdale, AZ 85258
(Address of principal executive offices) (Zip/Postal Code)

(480)346-1460
(Telephone Number)

(480)346-1461
(Fax Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES    ☒ NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 51,038,000 common stock shares, par value $0.001, issued and outstanding as of November 14, 2008.

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

Part I - Financial Information
Item 1. Financial Statements

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash	$-	$1,741,352
Related party receivables	-	27,020
Prepaid expenses	-	15,000
Receivable on convertible debenture	-	250,000

Total Current Assets	-	2,033,372

Property - unproved mineral interests	531,199	531,199
Goodwill	4,948	4,948
Debt issuance costs, net of accumulated amortization of	637,248	1,042,258
$442,742 and $37,742, respectively

Total Assets	1,173,395	3,611,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	177,866	66,649
Accrued liabilities	150,000	-
Accrued interest	127,634	27,634
Payable to related party	9,375	-
Obligation pursuant to mineral acquisition agreement	100,000	40,000

Total Current Liabilities	564,875	134,283

Obligation pursuant to acquisition	80,000	140,000
Secured convertible debentures, net of unamortized discount of
$2,212,342 and $3,618,592, respectively	1,537,658	131,048

Total Liabilities	2,182,533	405,331

Stockholders' Equity (Deficit)

Common stock, par value $.001, 500,000,000
shares authorized, 51,038,000 and 46,178,000 issued and outstanding, respectively	51,038	46,178
Additional paid-in capital	5,626,462	4,085,322
Deficit accumulated during the development stage	(6,686,638)	(925,055)

Total Stockholders' Equity (Deficit)	(1,009,138)	3,206,445

Total Liabilities Stockholders' Equity (Deficit)	$1,173,395	$3,611,776

The accompanying notes are an integral part of these condensed consolidated statements.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended		From October 12, 2001
	September 30,		September 30,		(date of inception) throug
	2008	2007	2008	2007	September 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative	290,528	2,542	1,547,607	10,770	2,235,466
Interest expense	544,298	205	1,631,178	205	1,790,132
Exploration costs	-	-	1,036,798	-	1,132,880
Stock based compensation	345,000	-	1,546,000	-	1,546,000

Total expenses	1,179,826	2,747	5,761,583	10,975	6,704,478

Net loss from operations	(1,179,826)	(2,747)	(5,761,583)	(10,975)	(6,704,478)

Gain on forgiveness of loan	-	-	-	-	17,810
Interest income	-	-	-	-	30
Net loss	$(1,179,826)	$(2,747)	$(5,761,583)	$(10,975)	$(6,686,638)

NET (LOSS) PER SHARE	$(0.02)	$-	$(0.12)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	51,038,000	500,000,000	48,393,778	500,000,000

The accompanying notes are an integral part of these condensed consolidated statements.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

			From October 12, 2001
For the nine months ended September 30,			(date of inception) through
	2008	2007	September 30, 2008

OPERATING ACTIVITIES
Net Loss	$(5,761,583)	$(10,975)	$(6,686,638)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	405,010	-	442,752
Non-cash interest expense on accretion of debt discount	1,406,610	-	1,537,658
Foreign exchange transaction loss	-	-	1,266
Stock based compensation	1,546,000	-	1,546,000
Expenses paid by debt holder from proceeds	-	-	15,000
Changes in operating assets and liabilities:
Gain on forgiveness of debt	-	-	(17,810)
Deferred offering costs	-	-	23,844
Related party receivables	27,020	-	-
Decrease in prepaid expenses	15,000	-	-
Accounts payable	111,216	2,616	120,364
Related party accounts payable	9,375	6,365	9,375
Accrued interest	100,000	-	127,634
Increase in accrued liabilities	150,000	-	150,000

Net cash used in operating activities	(1,991,352)	(1,994)	(2,730,555)

INVESTING ACTIVITIES
Cash received in acquisition of 2146281 Ontario	-	-	10

Net cash provided by investing activities	-	-	10

FINANCING ACTIVITIES
Increase in receivable from related party	-	-	(1,690)
Proceeds received from convertible debenture receivable	250,000	-	250,000
Proceeds from receivable from related party	-	-	1,690
Payments on payable to related party	-	-	(4,700)
Proceeds from issuance of common stock	-	-	14,000
Proceeds from shareholder advance converted to equity	-	-	55,000
Increase (decrease) in payable to related party	-	-	12,510
Cash proceeds from long term debt	-	-	3,203,735
Payment of debt issuance costs	-	-	(300,000)
Payment of long term debt	-	-	(500,000)

Net cash provided by financing activities	250,000	-	2,730,545

Net increase (decrease) in cash	(1,741,352)	(1,994)	-

Cash, Beginning of period	1,741,352	2,143	-

Cash, End of period	$-	$149	$-

Non-cash Investing and Financing:
Expenses paid by shareholder	$-	$4,295	$4,295
Derivative liability from issuance of common stock	-	23,050	-

The accompanying notes are an integral part of these condensed consolidated statements.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

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

Interim Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented have been included in the accompanying condensed consolidated financial statements. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These condensed financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

Business Condition - The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations and obtaining the additional working capital necessary to be successful in its planned activity. To date, the Company has received funding through the issuance of notes and convertible debentures for net proceeds of $3,203,735. Management continues to actively seek additional sources of capital to fund current and future operations. Management has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. The Company has also recognized significant losses since inception and negative cash flows. As a result, the above raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

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

Depreciation and Depletion - Depletion of uranium mineral interests, permits, licenses and related development costs will be computed on a property-by-property basis using the units-of-production method based on each projects’ pounds of recoverable uranium. Depreciation and depletion will be provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties will be ceased. Depreciation and depletion of our plant facilities, machinery and equipment would continue, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles will be depreciated using a straight line method based upon the estimated useful lives of the assets.

Capitalization of Interest - The Company will capitalize interest cost with respect to and directly related to properties undergoing development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the nine months ended September 30, 2008 and 2007.

Restoration and Remediation Costs (Asset Retirement Obligations) - Various federal and provincial mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The standard has been adopted by the Company. Reclamation costs will be allocated to expense over the life of the related assets and will be periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Because the Company has not begun its mining activity as of September 30, 2008, Management has determined that there is no reclamation obligation as of September 30, 2008.

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
September 30, 2008

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

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including prepaid expenses, related party receivables, accounts payable and accrued liabilities at September 30, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

Basic and Diluted Loss Per Common Share - Basic loss per common share is calculated based on the weighted average shares outstanding during the period. Diluted net loss per common share has been calculated assuming the exercise or conversion of all dilutive securities except in loss periods when those potentially issuable shares are anti-dilutive. Basic earnings per share includes the effect of the 52-to-1 forward stock-split.

At September 30, 2008 and 2007, the Company had 31,500,000 potentially issuable common shares that were excluded from the calculation of diluted loss per share, which are anti-dilutive. These potential common stock issuances of shares relate to conversion features in the Company’s convertible debts payable and to warrants outstanding related to the issuance of convertible debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2008 and 2007, the Company had cash in excess of FDIC insurance of $0 and $0, respectively.

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
September 30, 2008

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

Income Taxes - The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of September 30, 2008 and 2007, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

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
September 30, 2008

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 may have on the Company’s consolidated financial position and results of operations.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1, as well as the impact of the adoption on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP addresses certain application issues related to SFAS No. 157, “Fair Value Measurements”, specifically clarifying and giving examples of applications in markets that are not active. This statement was effective upon issuance. The Company has evaluated this statement and determined that there is no material impact on the Company’s consolidated financial statements.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

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
September 30, 2008

NOTE 4. LONG-TERM DEBT

Obligation Pursuant To Mineral Acquisition Agreement

The obligation for $180,000 ($100,000 current portion and $80,000 long-term portion at September 30, 2008) relates to the acquisition of the Monmouth Mineral Claims and the repayment is payable in three annual installments through December 31, 2010. There is no interest payable on the outstanding balances. Management has determined that imputed interest on the payable is immaterial.

Promissory Note

In fiscal year 2007, the Company entered into a $500,000 promissory note with a third party company. The note was due on October 30, 2008, with interest payable at 8%. However, during fiscal year 2007, the principal balance of the note was repaid in full. The unpaid interest still owing on the principal of $6,667 has been accrued and recorded as interest expense.

Convertible Debenture

On December 5, 2007, the Company issued $3,750,000 secured convertible debentures to three private financing companies. The convertible debentures bear interest at a rate of 8% per annum payable monthly and the principal is due and payable in full on December 5, 2009. Under the terms of the agreement, $250,000 of the funding was held back by the financing company pending recording of security interests in the Company’s mining properties on behalf of the holders of the debentures. During the nine months ended September 30, 2008, these interests were recorded and the cash was received by the holders. The debentures are convertible at the holder’s option into the Company’s common shares at a rate of $0.25 per share. The costs associated with securing this financing of $1,080,000 was recorded as debt issuance costs and are amortized to interest expense over the term of the debenture. Amortization expense for these debt issuance costs for the nine months ended September 30, 2008 and 2007 was $405,000 and $0, respectively.

In accordance with the terms of the financing agreement, the Company issued a total of 16,500,000 share purchase warrants. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.30 per share and can be exercised over a period of 5 years. The fair value of the warrants was determined using the Black-Scholes option-pricing model. As the value attributed to the warrants cannot exceed the gross proceeds of the associated instrument, the value of the warrants was determined to be equal to the gross proceeds of the loan of $3,750,000. This amount was recorded as additional paid-in capital and reduced the carrying value of the debenture, to zero. The discount on the debenture is being amortized to interest expense over the term of the debenture. At September 30, 2008, the unamortized discount on the debenture is approximately $2,212,342.

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

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 5. RELATED-PARTY TRANSACTIONS

During the nine months ended September 30, 2008 and 2007, the Company incurred $418,500 and $0 in consulting, management and director fees, respectively. These fees were paid as follows:

(a)	$126,000 in management and director fees paid to a company controlled by the Company’s former President and Chief Executive Officer;
(b)	$137,500 in management and director fees paid to a company controlled by the Company’s Vice President and Chief Financial Officer, and
(c)	$35,000 in consulting fees paid to a company controlled by the Company’s former Vice President of Exploration.
(d)	$120,000 in management and director fees paid to a company controlled by the Company’s President and Chief Executive Officer.

NOTE 6. STOCKHOLDERS’ EQUITY

Share Capital

The Company is authorized to issue 500,000,000 shares of common stock at par value of $0.001. During the nine months ended September 30, 2008 and 2007, the Company issued 4,860,000 and 0 common shares, rexpecitvely, to consultants for services as discussed in Note 10.

In addition, the Company’s stock is listed on the Frankfurt Stock Exchange under the symbol BCR as of May 22, 2008.

Warrants

During the period there were no common share purchase warrants exercised. A summary of the Company’s common share purchase warrants as of September 30, 2008 is presented below:

			Weighted average
	Number of	Weighted average	Remaining
	warrants	exercise price	life (years)

Balance - December 31, 2007	16,500,000	$0.30	4.93
Issued	-	-	-
Exercised	-	-	-

Balance – September 30, 2008	16,500,000	$0.30	4.03

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
September 30, 2008

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

The Company evaluated the carrying value of the mineral properties and goodwill as of June 30, 2008 to determine if events have occurred or circumstances have changed that would more likely than not reduce the fair value of the property below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company’s evaluation of the mineral properties and goodwill completed during the nine months ended September 30, 2008 resulted in no impairment losses.

NOTE 8. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No.109. The Company has paid no federal income taxes since its incorporation. As of December 31, 2007, the Company had estimated net operating loss carry forwards for federal income tax reporting purposes of $880,577, which, if unused, will expire beginning in 2022. Due to the change of control with the acquisition by the Company of 2146281 Ontario, the accumulated losses of the Company incurred prior to the acquisition of approximately $71,526, is limited to an annual amount of approximately $25,923 in accordance with the internal revenue code. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance against the deferred tax asset relating to these tax loss carry forwards.

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
September 30, 2008

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

NOTE 10. STOCK BASED COMPENSATION

On May 23, 2008, the registrant entered into consulting agreements with two consultants, Rick Lewon and Robert McIntosh. The effective date of the agreement is October 3, 2007 and covers services previously provided to the Company. Robert McIntosh was subsequently appointed as the Company's President and CEO. Under the terms of each agreement, the consultants will provide services to the corporation with respect to geological consultation, security and mining site management, among other duties. The agreements provide that the consultants will each be paid $15,000 per month in consulting fees and issued shares of the Company’s common stock over the term of the contracts in an amount of 2,400,000 common shares per consultant. The term of the agreements is 24 months. The agreements provide that the company may issue only 2,000,000 shares per consultant, a discount of 400,000 shares per agreement, if the Company issues the full shares due under the agreements by May 31, 2008, which the Company elected to do. As a result, the Company issued 4,000,000 common shares to these consultants on May 23, 2008. The Company or the consultants may terminate the agreements at any time without penalty. In the event of an early termination, the Company is entitled to the return of any unearned stock and is not required to make any further cash payments. However, legal counsel to the Company has indicated that the shares were issued as fully-paid and non-assessable and the Company will not be able to seek their return from the individuals if they fail to fulfill the terms of required future performance. In the event of this failure of future performance, the Company may have a right to recover damages against the employees, but these would be uncertain, unlikely and difficult to quantify.

In accordance with EITF 96-18, the Company accounted for this stock based compensation by amortizing the value of the 4,000,000 shares as issued, over the term of the contract, at the fair value on the grant date. The shares will be revalued at the end of each reporting period, and compensation expense will be amortized for the period, at their fair value at the remeasurement date. The Company’s shares were trading at $0.85 per share on May 23, 2008, when the shares were issued. Therefore, the compensation expense amount to be recognized for the period from October 3, 2007 (effective date of the consulting agreement) through May 23, 2008 (grant date) was $1,100,278. At the end of the quarter, the price per share for the Company's common stock on September 30, 2008 was $0.045. Therefore, the Company recognized an additional expense for the quarter ended September 30, 2008 of $22,500 for the 4,000,000 shares.

On July 1, 2008, the Company issued 860,000 shares to an investment relations firm. These shares were recorded at the fair market value on the date of issuance of $0.38 for total stock compensation expense of $322,500.

BANCROFT URANIUM, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 11. SUBSEQUENT EVENT

On October 15, 2008, the Company entered into a Debenture and Warrant Purchase Agreement with Enable Growth Partners. Pursuant to the terms of the Agreement, in exchange for cash proceeds of $44,000 tendered by Enable, the Company issued a 12% Secured Convertible Debenture to Enable. The debenture calls for interest payments to be paid on any unconverted amounts on the first day of each month, beginning on November 1, 2008. Enable shall have the right to convert all principal and interest into shares of the Company's common stock.

The conversion price in effect on any conversion date shall be equal to the lesser of (a) $0.025, subject to adjustment and (b) 80% of the lowest Closing Bid Price during the 20 Trading Days immediately prior to the applicable conversion date. However, in no event can Enable convert its debt if the number of shares to be received upon conversion exceeds 4.99% of the number of then issued and outstanding shares of the Company's common stock.

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

CORPORATE HISTORY AND DEVELOPMENT

We were incorporated in the State of Nevada on October 12, 2001 as Conscious Intention, Inc. From inception through September 30, 2005, the Company was engaged in the business of developing executive coaching support materials to be sold on line and developed by our founder and then sole officer and director, Sylva Leduc. We intended to seek financing to implement this plan and to acquire certain software being developed by Ms. Leduc. As financing was not forthcoming, in June, 2005, our former CEO Ms. Leduc sold the software to John Wiley and Sons, Inc., financial publishers, so we were unable to acquire the software from Ms. Leduc. Ms. Leduc had no previous relationship to John Wiley and Sons other than selling the software product, which she owned through an unrelated private company, to them. On November 10, 2005, Ms. Leduc sold the substantial portion of her interest in the Company to Mr. Andrew Hamilton, appointed him as Sole Officer and Director of the Company and resigned from all of her positions and offices at the Company. Mr. Hamilton attempted to conduct a management consulting business in the Company, but was not successful in attracting financing or customers. In June, 2007, Mr. Hamilton abandoned his efforts to secure financing for the Company and began looking for a new direction. In August, 2007, shareholders of the Company voted to amend the articles of incorporation to give the board of directors authority to change the corporation’s name to Bancroft Uranium, Inc. and to increase the authorized shares to 500,000,000. This change was effective September 21, 2007.

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

To indicate our new business focus and in anticipation of the Closing of the Agreement, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State on September 21, 2007, which changed our name to “Bancroft Uranium, Inc.” and increased our authorized capital stock from 10,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value $0.001.

On October 1, 2007 we effected a 52-for-1 forward stock split. The forward stock split was effective immediately prior to the opening of business on October 1, 2007. Subsequent to the stock split, we issued 1,250,000 shares of our common stock to the former stakeholders of our mineral claims as partial payment for those claims.

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

Sales and marketing

We do not expect to spend any money on sales and marketing in the next three months. We did not spend any money on sales and marketing during the nine months ended September 30, 2008. Because of the way that our sole potential product, uranium ore, is sold it is unlikely that we will need to spend significant sums on sales or marketing. We should be able to find buyers for our uranium ore through a combination of efforts conducted by our Chief Executive Officer and the Company’s current consultants.

General and administrative

General and administrative expenses were $1,547,607 during the nine months ended September 30, 2008 and $10,770 during the nine months ended September 30, 2007. The significant increase in these expenses was related to officers and directors fees and consulting payments, as well as increased legal and accounting expenses. These expenses will increase significantly in the next 12 months as the company continues to develop the management and consulting team necessary to become a world class uranium mining concern.

Financial condition

For the nine month period ended September 30, 2008, Bancroft Uranium had a net loss of $5,761,583 while for the same period ended September 30, 2007, the Company had a net loss of $10,975. This increase in net loss is attributable to increased general and administrative expenses, stock based compensation, expenses related to the development of our mineral properties and interest expenses related to our December 2007 Secured Convertible Debentures. Also, at September 30, 2008, the Company had accumulated deficits of $6,686,638 while at December 31, 2007, the Company had accumulated deficits of $925,055. The increase in accumulated deficits is attributable to the increased operating loss for the period.

Bancroft Uranium’s current financial condition means it is critical to secure additional funds through financings or borrowings to be able to exploit the Company’s mineral properties.

Liquidity and capital resources

Net cash used in operating activities for the nine month period ended September 30, 2008 and 2007 was $1,991,352 and $1,994 respectively. As of September 30, 2008, we had $0 (zero) in cash.

Net cash provided by financing activities was $250,000 for the nine month period ended September 30, 2008. Net cash provided by financing activities was $0 for the nine months ended September 30, 2007.

As of September 30, 2008, our principal commitments consisted of our obligations outstanding under accounts payable. We have additional commitments of $218,699 for liabilities incurred by Ontario Limited in the acquisition of the mineral properties. We also will have to spend significant sums on further exploring our mineral properties in order to identify the location and extent of uranium deposits.

We believe that our current cash balances are insufficient to meet our working capital and capital expenditure requirements. We have limited working capital. We will need to receive an infusion of capital from an equity or debt financing in order to be able to continue to exploit our mineral properties.

We need to secure additional cash immediately, as we have no cash. Management believes that as our mineral exploration activities continue in order to implement the recommendations associated with the Company’s report received in accordance with NI 43-101, additional opportunities for various types of financing may be available to the Company. Management intends to begin actively exploring such options within the next 60 days and while we do not currently have in place such a financing arrangement with anyone and there can be no assurance that such financing will be forthcoming under acceptable terms, management believes it will secure necessary financing within 30 days.

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

Employees

We have two full-time employees currently, president and chief executive officer, Robert McIntosh and Chief Financial Officer David Naylor. Chief Operating Officer and Director, P. Leslie Hammond tendered his resignation to the company effective September 19, 2008. We have several consultants engaged in our mineral exploration activities. We intend to hire additional exploration and geological consultants over the next 120 days.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, except as concerns financial reporting. It was determined by our independent public auditors during the course of preparation of their audit report dated April 15, 2008, that the management's assessment of disclosure controls be revised to more disclose the deficiencies noted in the financial reporting process by our independent auditors. Our Chief Executive Officer and Principal Financial Officers concluded that our disclosure controls and procedures are not effective. We believe, based on our investigations, that the material deficiencies in controls first began in October 2007, when we completed our purchase of our Canadian Mining Subsidiary, which involved a significant expansion of our operations and financial activities. We have since engaged a new chief executive officer and moved our former chief executive officer into the role of chief operating officer, thus allowing our chief operating officer, who is trained in financial accounting, to spend more time in the preparation of our financial statements and in the streamlining of our financial reporting procedures and controls.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

On May 23, 2008, the registrant entered into consulting agreements with two consultants, Rick Lewon and Robert McIntosh. The effective date of the agreement is October 3, 2007 and covers services previously provided to the Company. Robert McIntosh was subsequently appointed as the Company's President and CEO. Under the terms of each agreement, the consultants will provide services to the corporation with respect to geological consultation, security and mining site management, among other duties. The agreements provide that the consultants will each be paid $15,000 per month in consulting fees and issued shares of the Company’s common stock over the term of the contracts in an amount of 2,400,000 common shares per consultant. The term of the agreements is 24 months. The agreements provide that the company may issue only 2,000,000 shares per consultant, a discount of 400,000 shares per agreement, if the Company issues the full shares due under the agreements by May 31, 2008, which the Company has elected to do. As a result, the Company issued 4,000,000 common shares to these consultants on May 23, 2008. The Company or the consultants may terminate the agreements at any time without penalty. In the event of an early termination, the Company is entitled to the return of any unearned stock and is not required to make any further cash payments. However, legal counsel to the Company has indicated that the shares were issued as fully-paid and non-assessable and the Company will not be able to seek their return from the individuals if they fail to fulfill the terms of required future performance. In the event of this failure of future performance, the Company may have a right to recover damages against the employees, but these would be uncertain, unlikely and difficult to quantify.

On July 1, 2008, the Company issued 860,000 shares of common stock to an investor relations firm for investor relations services.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

On July 1, 2008, the Company issued 860,000 shares of common stock to an investor relations firm for investor relations services.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCROFT URANIUM INC.

Dated:	November 14, 2008	/s/ Robert McIntosh
Robert McIntosh
President and Chief Executive Officer